Form 10-Q
GENERAL MAGIC INC
filed 1996-05-20
CIK 933524

  THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1996 FILED ON MAY 15, 1996 PURSUANT TO A RULE 202(d) CONTINUING HARDSHIP EXEMPTION.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number    33-87164

                               GENERAL MAGIC, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         77-0250147
(State of incorporation)                    (IRS Employer Identification Number)

                              420 NORTH MARY AVENUE
                           SUNNYVALE, CALIFORNIA 94086
                                 (408) 774-4000

          (Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                          ---    ---

25,995,179 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 1996.

                        THIS DOCUMENT CONTAINS 23 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 21.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1996


                                 C O N T E N T S

Item Number                                                                          Page
-----------                                                                          ----
                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         a.       Consolidated Balance Sheets - March 31, 1996 and December 31,
                  1995                                                                3

         b.       Consolidated Statements of Operations - Three-Month Periods
                  Ended March 31, 1996 and 1995                                       4

         c.       Consolidated Statements of Cash Flows - Three-Month Periods
                  Ended March 31, 1996 and 1995                                       5

         d.       Notes to Consolidated Financial Statements                          6-7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           8-20


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                            21

Item 2.  Changes in Securities                                                        21

Item 3.  Defaults Upon Senior Securities                                              21

Item 4.  Submission of Matters to a Vote of Security Holders                          21

Item 5.  Other Information                                                            21

Item 6.  Exhibits and Reports on Form 8-K                                             21

Signatures                                                                            22

Exhibits                                                                              23

PART I.- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         March 31,  December 31,
                                                           1996         1995
                                                           ----         ----
ASSETS                                                  (Unaudited)
Current assets:
         Cash and cash equivalents                       $  69,099    $  40,563
         Short-term investments                             30,344       64,162
         Receivables                                         1,111        3,196
         Prepaid expenses                                      833          810
                                                         ---------    ---------
                  Total current assets                   $ 101,387    $ 108,731

Property and equipment, net                                  6,590        6,692
Other assets                                                   443          443
                                                         ---------    ---------

                                                         $ 108,420    $ 115,866
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                $   1,448    $   2,771
         Accrued expenses                                    2,867        3,193
         Current portion of capital lease obligations          762          734
         Deferred revenue                                    1,702        1,614
                                                         ---------    ---------
                  Total current liabilities                  6,779        8,312

Deferred revenue, noncurrent                                15,760       15,760
Capital lease obligations, net of current portion            1,048        1,247
Other long-term liabilities                                  2,074        1,455
                                                         ---------    ---------
                  Total liabilities                         25,661       26,774

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.001 par value;
     Authorized:  60,000 shares
     Issued:  1996 - 25,986; 1995 - 25,789                      26           26
   Additional paid-in capital                              163,376      162,595
   Unrealized gain on investments                               87          170
   Deficit accumulated during development stage            (80,730)     (73,699)
                                                         ---------    ---------

Total stockholders' equity                                  82,759       89,092
                                                         ---------    ---------

                                                         $ 108,420    $ 115,866
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Three-Month Periods Ended
                                                                        March 31,
                                                              --------------------------
                                                                1996              1995
                                                                ----              ----
Revenue:
     Licensing revenue                                           1,429             3,363
     Other revenue                                               1,379               820
                                                              --------          --------

Total revenue                                                    2,808             4,183

Costs and expenses:
     Cost of other revenue                                       1,068               538
     Research and development                                    5,411             4,231
     Sales, general, and administrative                          4,152             3,786
                                                              --------          --------

Total costs and expenses                                        10,631             8,555
                                                              --------          --------

Loss from operations                                            (7,823)           (4,372)
                                                              --------          --------

Net interest, other income and expense                             913             1,075
                                                              --------          --------

Loss before income taxes                                        (6,910)           (3,297)

Income taxes                                                       121               350
                                                              --------          --------

Net loss                                                      $ (7,031)         $ (3,647)
                                                              ========          ========


Net loss per share                                               (0.27)            (0.17)

Shares and share equivalents used in computing per share        25,905            21,784
   amounts

See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                             Three-month Period Ended
                                                                     March 31,
                                                             ------------------------
                                                                1996           1995
                                                                ----           ----
Cash flows from operating activities:
Net loss                                                     $ (7,031)      $ (3,647)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation                                                 752            439
     Amortization of deferred gain from sale and leaseback
       financing                                                  (24)           (24)
Changes in items affecting operations:
     Receivables and prepaid expenses                           2,062         (1,180)
     Accounts payable and accrued expenses                     (1,649)         2,205
                                                             --------       --------
       Net cash used in operating activities                   (5,890)        (2,207)
                                                             --------       --------

Cash flows from investing activities:
     Purchases of short-term investments                         --          (82,411)
     Proceeds from sales and maturities of short-term
       investments                                             33,735          6,207
     Purchases of property and equipment                         (650)        (1,869)
     Other assets                                                --              695
                                                             --------       --------
       Net cash provided by (used in) investing activities     33,085        (77,378)
                                                             --------       --------

Cash flows from financing activities:
     Repayment of capital lease obligations                      (171)          (119)
     Proceeds from sale of common stock                           781         81,453
     Deferred revenue                                              88            (57)
     Other long-term liabilities                                  643            169
                                                             --------       --------
       Net cash provided by financing activities                1,341         81,446
                                                             --------       --------

Net increase in cash and cash equivalents                      28,536          1,861
Cash and cash equivalents, beginning of period                 40,563         34,021
                                                             --------       --------
Cash and cash equivalents, end of period                     $ 69,099       $ 35,882
                                                             ========       ========

Supplemental disclosures of cash flow information:
     Income taxes paid during the period                     $    121       $    350

Noncash financing activity:
     Conversion of preferred stock into common stock             --           77,019

See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1995 and 1994, and for each of the three years ended December 31, 1995, including notes thereto, included in the Company's Form 10-K Statement which was filed with the SEC on March 27, 1996.

The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with original maturities of three-months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills, money market mutual funds and various deposit accounts.

The Company adopted the provisions of SFAS No. 115 for investments held as of January 1, 1994. Such investments are considered "available for sale" by SFAS No. 115 and are recorded at fair value with unrealized gains and losses, if material, recorded as a separate component of equity until realized. Interest income is recorded using the effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specific identification method.

NOTE 3:  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING AND PREFERRED STOCK

The Company completed an initial public offering (IPO) on February 9, 1995, issuing 6,325,000 shares of its common stock at $14 per share. The proceeds, net of commissions and expenses, from this IPO totaled $81,255,000.

As of March 31, 1996, none of the Company's authorized 500,000 shares of preferred stock were issued and outstanding.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  NET LOSS PER SHARE

Net loss per share is based upon the weighted average number of outstanding shares of common stock and common stock equivalent shares from preferred stock.

NOTE 5:  PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                                      March 31,       December 31,
                                                        1996              1995
                                                        ----              ----
                                                     (unaudited)
Office equipment and computers                         $ 7,716           $ 7,190
Furniture and fixtures                                   2,661             2,537
Leasehold improvements                                     483               483
                                                       -------           -------
                                                        10,860            10,210
Less accumulated depreciation and amortization           4,270             3,518
                                                       -------           -------
                                                       $ 6,590           $ 6,692
                                                       =======           =======

NOTE 6:  ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                                       March 31,      December 31,
                                                         1996             1995
                                                         ----             ----
                                                      (unaudited)
Employee compensation                                   $1,790            $2,286
Accrued legal expense                                      395               339
Foreign income tax withholding on royalty receipts         181               182
Other                                                      501               386
                                                        ------            ------
                                                        $2,867            $3,193
                                                        ======            ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

General Magic (the "Company") was incorporated in California in May 1990 and was reorganized as a Delaware corporation in February 1995. The Company operates a wholly-owned French subsidiary. Since its inception, the Company has been developing object-oriented software platform technologies for a new generation of electronic communication devices, computer networks and services. The Company has developed two platform technologies called Magic Cap and Telescript. Magic Cap technology integrates electronic mail, fax, telephone and paging capabilities, enables wireless and wireline communications, and provides an intuitive user interface for personal intelligent communicators and other communicating devices. Telescript technology is intended to turn passive computer networks into active networks by enabling intelligent software programs ("agents") to perform various tasks on network servers on behalf of users, from carrying messages, to searching for data, to executing transactions. The Company's technologies are open platforms intended to enable the development of applications and services by independent software vendors, electronic merchants and publishers, and other third parties.

To promote the emergence of its Magic Cap and Telescript platforms the Company has formed a strategic alliance with multinational consumer electronics, computer and telecommunications equipment companies, including Sony Corporation, Motorola, Inc., Apple Computer, Inc., Fujitsu Ltd., Matsushita Electric Industrial Co. Ltd., Mitsubishi Electric Corporation, Nortel (previously known as Northern Telecom, Inc.), Oki Electric Industry Co., Ltd., Philips Electronics N.V., Sanyo Electric Co. and Toshiba Corporation, and large network operators such as AT&T Corp., Cable & Wireless plc., France Telecom, Fujitsu, Nippon Telegraph and Telephone Corporation (NTT) and PTT Telecom. At present, Sony and Motorola are selling Magic Cap-based products and AT&T is offering a commercial Telescript-based service. NTT-Fan, a joint venture between NTT, Sony and AT&T, is operating an English language Telescript-based pilot service in Japan known as Paseo. NTT-Fan is leasing Magic Cap-based personal intelligent communicators made by Sony and Matsushita to users of the Paseo service. Certain other alliance members are in various stages of developing products or services based on the Company's technologies, except Apple which to the best of the Company's knowledge has no current plans to develop such products.

To date, the Company has devoted virtually all of its resources to research and development activities, establishing and leveraging its strategic alliance relationships and marketing and promoting its technologies. The Company has generated the majority of its revenues from licensing its software platform, Magic Cap, to multinational consumer electronics and computer companies, and its Telescript communication technology to large network operators. In the current licensing structure, the Company collects one-time license fees from technology licensing agreements in addition to royalties and fees it may collect if the Company's licensees develop and market products or services based on the licensed technology. In addition to revenues from license fees, the Company has generated revenues from customer engineering and support and maintenance services it provides to its licensees. Other than the minimal fees the Company collects for its developer kits, the Company does not have any current plans to collect any revenues from its third party software developers.

The Company expects that its operating results will fluctuate as a result of a number of factors, including: timing of new product and service introductions by its licensees and competitors; changes in the Company's level of operating expenses, including the Company's expenditures on research and development and promotional programs; payments to independent contractors; the size and timing of customer orders for its licensees' products or services; development, production or quality problems on the part of the Company or any of its licensees; amount and timing of royalty payments and one-time license fees by licensees, as well as, support and maintenance fees; and competition in the personal intelligent communications market. In the early years of commercialization of its technologies, the Company expects to derive a significant portion of its revenue from one-time license fees, distribution of "shrink-wrap" products, customer engineering projects and support and maintenance contracts. As discussed in the "Risk Factors" section of this Management Discussion and Analysis, the Company is developing and plans to distribute Magic Cap applications that add standard Internet email and Web browsing capabilities to Magic Cap-based personal communicators, as well as a version of the Magic Cap platform that executes on Windows-based PCs. The Company also plans to develop a Telescript-based World Wide Web server add-on product, which will be able to execute Telescript applications over existing Internet standards. As the Company expands its product offerings and distribution channels, quarterly results could be significantly influenced by new product introductions or the cyclical nature of consumer purchases. Further, the Company will continue to charge up-front payments from Magic Cap licensees upon establishing new license arrangements. The timing of entering into, or the absence of, such new licenses in a given period could result in significant periodic fluctuations in the Company's operating results, liquidity and capital resources. Therefore, the Company expects that fluctuations in revenue will result in inconsistent gross profit trends affected by changes in the revenue mix and the associated product and operating costs.

RESULTS OF OPERATIONS

For the three-month period ended March 31, 1996, the Company incurred net losses of $7.0 million, or $0.27 per share, compared to a net loss of $3.6 million, or $0.17 per share, for the same three-month period ended March 31, 1995, and $5.4 million, or $0.21 per share for the preceding three-months ended December 31, 1995. Revenues for the three-month period ended March 31, 1996 totaled $2.8 million compared to $4.2 million for the same three-month period last year and to $4.9 million last quarter. Revenues were primarily related to research and development fees from an existing Telescript licensee and customer specific engineering programs. As discussed in the Risk Factors section that follows, the Company has recently directed its product offerings toward the Internet. This shift had an adverse impact to first quarter 1996 revenues and is anticipated to adversely impact revenues for the remainder of 1996. While this strategy is believed to be in the Company's best long term interest, and while the Company anticipates generating revenue this year from its Internet-based product offerings, such revenue is not expected to make up for the anticipated shortfall in licensing fees originally planned in 1996.

To date, the Company has generated minimal royalty revenues from Magic Cap-based device shipments and fees from AT&T's PersonaLink Services (the "PersonaLink network"). Limited retail sales of Magic Cap-based personal intelligent communicators and the correspondingly small subscriber base for AT&T's PersonaLink network are and will continue to be directly reflected in the amount of royalties and fees recognized by the Company and indicate an extremely modest adoption rate for personal intelligent communicators and Telescript-based service, which if it were to continue, could have a material adverse effect on the Company's business operating results and financial condition.

Cost of other revenue, which is related to revenue attributable to customer specific engineering projects, maintenance and support services, was $1.1 million for the three-month period ended March 31, 1996, compared to $0.5 million for the same three-month period last year and to $0.7 million last quarter. It consisted primarily of personnel and equipment costs. The level of future cost of other revenue is not predictable since it relates to variable customer-specific services.

Research and development expenses were $5.4 million for the three-month period ended March 31, 1996, compared to $4.2 million for the same three-month period last year and to $5.5 million last quarter. While this represents a 28% increase from the prior year's first quarter due to continued investment in platform technologies, there was no increase from last quarter as headcount remained relatively flat and the Company has focused on cost containment. To date, the Company has expensed all software development costs as incurred. The Company anticipates that research and development expenses will increase in future periods as the Company continues to support OEM customers, enhance existing technologies, and develop new product offerings focused toward the World Wide Web, the Internet and intranets.

Sales, general and administrative expenses were $4.2 million for the three-month period ended March 31, 1996, compared to $3.8 million for the same three-month period last year and to $5.0 million last quarter. This represents a 10% increase over the same period last year, reflecting the Company's expanded sales and marketing presence in Japan and Europe. The 18% decrease in spending compared to last quarter is due primarily to the costs incurred in the fourth quarter 1995 for the Company's first annual Developers' Conference. During the first quarter of 1996, no similar large event was staged. To support its current and anticipated licensee base, marketing programs, new distribution strategies and growing operations, the Company anticipates that selling, general and administrative expenses will continue to increase.

Net interest, other income and expense, largely earned from remaining cash proceeds from the Company's IPO in February 1995, amounted to $0.9 million for the three-month period ended March 31, 1996, compared to $1.1 million in the comparable period last year and $1.4 million last quarter. Future interest income is likely to decrease as cash and cash equivalents and short-term investments are consumed by the Company's normal operating requirements.

Income taxes, which amounted to $0.1 million, $0.4 million and $0.6 million for the three-month periods ended March 31, 1996 and 1995, and December 31, 1995, respectively, related to foreign withholding taxes on revenue generated from the Company's Japan-based customers.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances, which totaled $99.4 million as of March 31, 1996, down approximately 5% from $104.7 million as of December 31, 1995. For the three-month period ended March 31, 1996, the Company invested approximately $0.7 million in fixed assets consisting primarily of the purchase of computer equipment.

In conjunction with licensing Magic Cap technology, the Company receives prepayments of royalties as it achieves certain product milestones. The Company has accounted for prepayments of royalties as deferred revenue. As such, future revenues recognized by the Company will not generate cash to the extent of the recoupment of these deferred royalties. Such deferred royalties are generally recouped at the rate of $0.50 of each dollar of royalties earned. If the prepayments are not fully recouped by the fifth anniversary of the license agreements (November 30, 1997), the licensees may demand repayment of the unrecouped amount plus interest. As of March 31, 1996, the Company had a balance of $17.5 million representing current and long-term components of deferred revenue.

The Company expects that its cash and short-term investment balances of $99.4 million as of March 31, 1996 will be adequate to fund the Company's operations through mid-1997. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company's Magic Cap and Telescript licensees develop and introduce their products and services; the market acceptance and competitive position of new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its licensees and third-party software developers; and the response of competitors to the products and services based on the Company's technologies. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to significantly limit its operations.

As part of its business strategy, the Company frequently assesses opportunities to enter into joint ventures, acquisitions of businesses, products or technologies and other like transactions. In April 1996, the Company purchased rights to two Internet applications called Presto!Mail 1.5 and Presto!Links 1.0 from Active Paper Inc. As previously discussed, the Company is developing and plans to distribute these applications that will add standard Internet email and Web browsing capabilities to Magic Cap-based communicators. The Company has no commitment or agreement with respect to any other such transactions at this time.


RISK FACTORS

In addition to the other information in this From 10-Q, the following factors should be considered carefully in evaluating the Company and its business before purchasing shares of the Company's stock.

         MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of March 31, 1996, the Company had an accumulated deficit of $80.7 million, with net losses of $7.0 million, $20.6 million and $21.5 million for the quarter ended March 31, 1996 and the years ended December 31, 1995, and 1994, respectively. The Company expects its operating loss for the year ending December 31, 1996, will be larger than for the year-earlier periods. A large percentage of the revenue earned by the Company to date is attributable to one-time license fees and customer support fees, as opposed to recurring royalty revenue. The Company expects this trend to continue at least through 1996. The Company expects to continue to incur substantial losses at least through the year ending December 31, 1997. There can be no assurance that the Company will ever achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

         DEPENDENCE ON ONGOING DEVELOPMENT OF NEW PRODUCTS BY THIRD PARTIES; RESPONSIVENESS TO MARKET DEMANDS; UNDETECTED SOFTWARE ERRORS; SECURITY

The Company's two platform technologies, Magic Cap and Telescript, are designed to be incorporated into products and services of the Company's licensees. The Company provided certain of its licensees with the first generation of its Magic Cap and Telescript software in the third quarter of 1994. The Company delivered an enhanced version of its first generation of Magic Cap software in the fall of 1995. Only Sony (with its Magic Link product), Motorola (with its Envoy product) and Matsushita (with its NeoNet product) have developed commercial products based on the first generation of Magic Cap. Matsushita is marketing the NeoNet only to identified vertical market segments. Only AT&T (with the AT&T PersonaLink Services) has offered a commercial on-line service based on the Company's first generation of Telescript technology. NTT is also offering an English language pilot service (known as the Paseo pilot service) in Japan, which is based on the Company's first generation Telescript technology. While some of the other companies in the Alliance are developing, or have indicated a desire to develop, goods and services based on the Company's second generation of technologies, there can be no assurance that such development will actually lead to the availability of commercial products.

The computer industry is characterized by rapid technological advances. For the Company to remain competitive, it must respond quickly to changing market demands. The Company believes that its technologies, which were originally designed to execute in conjunction with large proprietary on-line services, must be enhanced to work in conjunction with the Internet, especially the World Wide Web (the "Web") component of the Internet, and enterprise-wide "intranets." The Company is developing and plans to distribute Magic Cap applications that add standard Internet email and Web browsing capabilities to Magic Cap-based communicators. The Company also plans to enhance its Telescript technology so that it is well suited to execute in the Web server environment. The Company plans to create a Web server add-on product based on this enhanced version of Telescript. There can be no assurance that the Company will be successful in developing these new products and enhancements on a timely basis if at all, or that such new products and enhancements will achieve market acceptance. The failure to develop these products and enhancements on a timely basis, or of the products to achieve market acceptance could have a material adverse effect on the Company's business and results in operation. The Company must continue to monitor and respond to market advances. As the Web is in a very early stage of development, there can be no assurance that future technological advances will not obsolete the Company's current Internet and intranet focus, thus requiring the Company to again shift its focus.

The Magic Cap and Telescript software platforms are complex, first generation technologies that have been exposed to only limited commercial use. There can be no assurance that a substantial technical difficulty with, or an undetected error in, the Company's software or the products and services of its licensees will not arise, resulting in unanticipated costs, production delays or product recalls. Extended delays in product development could result in alliance members abandoning their plans to develop goods and services based on the Company's technologies, which would likely result in a material adverse effect on the Company's business and results of operation. See, "Dependence on Strategic Alliance." As stated above, Telescript was originally created to serve as the basis of large proprietary on-line services as opposed to Web servers. One effect of creating a Telescript-based Web server add-on product is that the Telescript interpreter will likely be subject to a wider variety of Telescript applications than if it was used only in proprietary-based networks. Each Telescript application will place differing resource requirements on the Telescript interpreter. These differing resource requirements makes it impossible to benchmark the Telescript interpreter's performance for all potential Telescript applications. Accordingly, there can be no assurances that the Telescript-based Web server add-on product will achieve a commercially reasonable performance for any particular Telescript application.

The Company's Telescript technology enables the creation of software "agents" that move from network server to network server, performing tasks on behalf of the agent's creator. Because the agent's creator might not have any direct relationship with the operator of the network server, Telescript must establish a safe and secure environment in which the network server executes an agent's commands. To date, and to the best of the Company's knowledge, Telescript has not been subject to independent third party attacks on the safety and security of the environment in which network servers execute agents. Given the Company's high profile in the mobile agent field, the Company will likely be the target of computer "hackers" who attempt to breach the security regime implemented by Telescript. There can be no assurances that such attempts will not be successful or that Telescript provides a fully safe and secure environment in which network servers may execute third party created agents.


         TELESCRIPT WEB PRODUCTS; DISTRIBUTION RISKS

One result of the Company's focus on Telescript-based Web server add-on products is that the Company is now working with its large public telephone and telegraph company ("PTOs") alliance members to refine the PTOs' plans to implement Telescript-enhanced networks. As part of this refinement process, the Company is renegotiating existing commercial Telescript agreements with its PTO alliance members to establish more appropriate rights and obligations with respect to Telescript. There can be no assurances that the Company will successfully renegotiate commercial agreements with its PTO alliance members even though the failure to do so could have a material adverse effect on the Company and its results of operation. See, "Dependence on Strategic Alliance." There can be no assurances that such renegotiations will not result in the Company refunding nonrefundable, nonrecoupable fees that had previously been recorded by the Company as revenue.

To date, the Company has distributed its Magic Cap and Telescript platforms directly to its partners. Because of this distribution model, the Company has not previously established distribution channels with independent distributors, system integrators, hardware original equipment manufacturers and value added resellers. The Company believes that the establishment of such channels is essential to the success of the Company's Telescript Web server add-on product. The Company also believes that the establishment of such channels is essential to the success of the version of the Magic Cap platform that executes as an application on Windows-based PCs ("MCW") as well as other "shrink-wrap" products distributed by the Company. There can be no assurances that the Company will be able to establish and maintain independent distributor channels, system integrator channels, hardware original equipment manufacturers and value added reseller channels for any of its product offerings. The failure to timely establish these channels will have a material adverse effect on the Company and its results of operation.

As part of the Telescript Web Server add-on product and MCW sales strategies, the Company intends to expand its sales and marketing efforts significantly. There can be no assurances that the cost of this expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will successfully compete against larger and better funded sales and marketing organizations of the Company's competitors. See, "Limited Resources; Personnel"


         DEPENDENCE ON DEVELOPMENT OF PERSONAL INTELLIGENT COMMUNICATOR MARKET;

The current market for personal intelligent communicators is modest. The Company's Magic Cap technology is currently only commercially available as incorporated into personal intelligent communicators, and therefore, the Company's success is highly dependent on increased sales of personal intelligent communicators. Sales of Sony Magic Link, Motorola Envoy and Matsushita NeoNet communicators remain modest to date, and it is not clear if, or when, such sales will become substantial. There can be no assurance that the market for personal intelligent communicators will grow to commercially significant volumes or that products incorporating General Magic's Magic Cap technology will offer sufficient price/performance advantages to be commercially successful in the personal intelligent communicator market. In addition, the Company expects that the royalty amounts it charges for the distribution of Magic Cap-based communicators may erode over time due to increased competition.


         LIMITED RESOURCES; PERSONNEL

Building commercial goods and services based on Magic Cap and Telescript is a complex process that currently requires direct engineering support from the Company. Therefore, the Company must rapidly expand its customer engineering capabilities so that Magic Cap communicator manufacturers, and Telescript system integrators, value added resellers, hardware original equipment manufacturers and Web service operators can develop, integrate and test their products and services without requiring direct support from the Company's core product development groups. The Company must also create tools and documentation to enable such development, integration and testing. Finally, the Company must make its technology releases sufficiently generic to avoid the need for creating licensee-specific product releases. Until the

Company is able to achieve the above, the Company's ability to enhance its existing products and develop new ones will be significantly limited by the support requirements of the Company's licensees. The Company does not expect to ship versions of its Magic Cap platform that can be used by its licensees to develop commercial products without significant development support from the Company for at least six months. The Company does not plan to ship a Telescript Web server add-on product that can be combined with existing Web servers without the need of significant development support from the Company until the second half of 1996. The creation of third party applications for the Web server add-on product may, depending on the complexity of the applications, require detailed development support from the Company. The strains on the Company's engineering group that result from the Magic Cap and Telescript third party support requirements mentioned above could significantly delay the Company's planned shipment of new releases of these platforms. There can be no assurance that these processes can be successfully managed given the Company's limited engineering, management and financial resources. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

Because of the speed in which the Web is developing, software companies that make technologies for the Web typically create new versions of their technologies on a very fast schedule. Because of the complexity of the Company's platform technologies and the related resource requirements needed to modify the technologies and create development tools for the technologies, there can be no assurances that the Company will be able to release technologies as rapidly as other Web focused companies. The failure of the Company to release its technology on schedules that are equivalent to other Web focused companies could have a material adverse effect on the Company's business, financial condition and operating results.

The Company must also continue to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and there can be no assurances that key Company management and engineering personnel will remain employed by the Company, or that the Company will be able to attract sufficient additional personnel to execute its business plan. The Company has experienced significant attrition of engineering, marketing, administrative and sales personnel in the past twelve months.


         DEPENDENCE ON STRATEGIC ALLIANCE

The Company relies on its alliance members to support its development program, achieve commercialization of its technologies and market and sell products through appropriate channels. There are no financial or other contractual obligations imposed on the Company's strategic alliance members to develop or commercialize the Company's technologies, and to date many of them have not taken commercial licenses for the Company's technologies. Other alliance members are not actively engaged in development or commercialization activities with respect to the Company's technologies. There can be no assurance that any communicator manufacturing alliance members other than Sony, Motorola and Matsushita will successfully develop Magic Cap-based communicators, or that any Magic Cap-based product can be marketed at price points low enough to achieve mass market penetration and consumer acceptance. There can be no assurances that Sony, Motorola and Matsushita will continue to enhance and/or market their respective Magic Cap-based products. There can be no assurance that any PTO other than AT&T with its PersonaLink Services will successfully develop and offer a Telescript-based on-line service. There can be no assurances that AT&T will continue to enhance and/or market AT&T PersonaLink Services. AT&T has informed the Company that AT&T is currently evaluating whether to continue operating AT&T PersonaLink Services. Failure of a significant number of the alliance members to successfully commercialize products and services incorporating the Company's technologies would have a material adverse effect on the Company's business, financial condition and operating results. Likewise, the failure of a significant number of alliance members to commit sufficient resources to the marketing of their goods and services that incorporate the Company's technologies will have a material and adverse effect on the Company's business, financial condition and operating results.

The ability of the alliance members to commercialize products and services incorporating the Company's technologies successfully is, in part, dependent on the Company's ability to upgrade its technologies to meet its licensees' requirements. There can be no assurance that the Company will be able to comply with future specification and delivery schedule requirements regarding its technologies. The Company's inability to meet such requirements would delay the ongoing development of products and services utilizing its technologies and could result in the alliance members seeking alternative technologies for use in their products and services, either of which would have a material adverse impact on the Company's business, financial condition and operating results. In addition, the failure of initial products and services incorporating the Company's technologies to achieve market acceptance could result in alliance members discontinuing development efforts based on the Company's technologies and seeking alternative technologies for use in their products and services and would have a material adverse effect on the Company's business, financial condition and operating results.

As stated above, the Company is working with its PTO alliance members to refine their plans in light of the Company's development of a Telescript-based Web server add-on product. However, there can be no assurances that the Company's PTO alliance members will develop and offer Telescript-based services via the Web. A decision by these PTOs to not develop and offer Telescript-based services via the Web could have a material adverse impact on the commercial acceptance of Telescript. The failure by the Company to rapidly develop a version of Telescript that can be accessed via the Web could severely and adversely effect the decision by the Company's PTO alliance members to develop and offer Telescript-based services via the Web, thus reducing the value of the Telescript technology to the marketplace.

Although the Company views its alliance as a strategic factor in the development and commercialization of its technologies, the level of commitment to the development and commercialization of the Company's technologies varies among the alliance members. There can be no assurance that the individual alliance members regard the alliance as strategic to their own respective businesses and operations or that they will not reassess their commitment to the Company at any time in the future. Several of the alliance members are in direct or indirect competition with the Company and among themselves and have announced products or services directly competitive with the Company's technologies and each other's products and services or have strategic relationships with competitors of the Company. See, "Competition."


         RELIANCE ON APPLICATIONS AND SERVICE DEVELOPERS

The widespread adoption of Telescript is dependent upon third-party developers developing, marketing and offering Web-based applications and services that require the presence of the Telescript-based Web server add-on product discussed above. The widespread adoption of

Magic Cap-based personal intelligent communicators is aided by the availability of numerous third party applications for these communicators. Therefore, the Company is relying on the willingness and ability of third-party software developers and electronic merchants and publishers to develop applications and services for use with Telescript and Magic Cap-based products and services introduced by the Company's licensees.

Until recently, largely due to limited resources, the Company has limited the number of third-party developers for Telescript-based products and services. The Company has recently made available a pre-release version of its tools for creating Telescript-based applications offered via the Web. These tools were originally named the "Active Web Tools," but will be renamed prior to their first commercial release. The Active Web Tools enable developers to create applications that execute on the company's planned Telescript-based Web server add-on product. Currently, the Active Web Tools (as well as the Telescript-based Web server add-on product) are executable only on UNIX-based workstations. The Company is not currently developing a release of these tools for Windows-based PCs or Macintosh computers. There can be no assurances that the Company will ever make these tools available on PC or Macintosh computers. There can be no assurances that developers will be able to use the pre-release version of the Active Web Tools to develop and deploy commercial Telescript-based applications. Even if developers are able to develop and deploy commercial quality Telescript-based applications, a proven business case does not exist for successfully exploiting these applications. Significant additional development will be required to enhance the Active Web Tools as new versions of the Telescript platform are released and to include additional tools and frameworks and to conform to emerging Internet standards. As stated above, this additional development may result in the Company releasing technology on a schedule that is slower than other Web focused companies. See, "Limited Resources; Personnel."

The Company has contracted with a third party development tools provider for the creation and distribution of software tools that can be used by developers to develop programs for the Company's first generation Magic Cap-based personal intelligent communicator. These tools execute on Macintosh computers, and there can be no assurance that the Company will ever complete and make commercially available tools that execute on Windows-based PCs. There can also be no assurance that the third-party development tools providers will continue to distribute the Company's Magic Cap software development tools. The Company is also distributing a pre-release of third-party developer tools that can be used to develop applications that execute on MCW. Developers must use these tools to port their applications written to execute on Magic Cap-based personal intelligent communicators to MCW. There can be no assurance that the Company will be able to deliver a final version of such tools. The requirement that third party software developers port their applications from Magic Cap-based personal intelligent communicators to MCW, and the lack of a final version of the tools necessary to perform such a port may limit the number of third-party developers willing to develop applications for both products, which in turn would limit the potential market for third-party developer applications.

The Company must also create new developer tools for the second generation Magic Cap platform, including new compilers and debuggers which will work with such second generation technology. Any delay in the availability or adoption of such tools will delay the development of applications for Magic Cap-based communicators based on the second generation of the Magic Cap software, which could in turn severely limit or eliminate their chances for commercial success. In addition, there can be no assurance that communicating applications developed by third parties will achieve market acceptance. Further, the limited success of initial products and services incorporating the Company's technologies to achieve market acceptance could result in third party software developers and electronic merchants and publishers discontinuing development and support of products and services based on the Company's technologies.


         COMPETITION

The first generation of Magic Cap-based personal intelligent communicators compete with certain existing hand-held personal organizers, personal digital assistants ("PDAs") and notebook and sub-notebook computing devices. Despite their origins in the organizer, PDA or computer category, such devices are now being repositioned as personal intelligent communicators, even if their communications functionality is an add-on option. For instance, Apple's Newton technology now includes GSM support, which is a technology for wireless digital transmission. Newton technology also includes client software for the CompuServe proprietary network. In addition, third party Newton developers have created technology that adds wireless support to Newton technology. Motorola has developed and is marketing a wireless Newton technology-based PDA named Marco.

Organizers based on proprietary software include the Sharp Zaurus product family, Casio's BOSS product family and Psion's Series 3 palmtop computers. All of these organizers can be augmented with wireline and wireless communication options at extra cost. Psion Series 3 Palmtop computers now have text based email capabilities over cc:Mail, Microsoft Mail and CompuServe. Psion has recently announced that it is in discussions with a number of other companies for the licensing of the Psion operating system. Sharp has announced a new Zaurus PDA, the Zaurus 5800, which comes pre-loaded with communications software. Sharp has also announced a color version of its Zaurus PDA, the Color Zaurus MI-10, which purportedly includes email support, a Web browser and support for a digital camera.

Geoworks has announced relationships with Novell, NEC, Nokia, Hewlett Packard, Ericsson and Toshiba. Hewlett Packard is marketing its OmniGo organizer, which is based on Geoworks' Geos operating system. A third party software developer has recently announced support for text email and paging on the OmniGo. Nokia has announced a "smart" cellular phone based on version 3.0 of the GEOS operating system. This cellular phone purportedly will include Web browsing and SMTP email capabilities. Geoworks has announced alliances with NEC and Ericsson to jointly develop families of smart cellular phones for the Japanese and European markets respectively.

Microsoft has announced that it expects products based on its Pegasus hand-held operating system to be available by the end of 1996. Pegasus is based on Microsoft's Windows operating system, and purportedly will include wireless communication features. Casio, Compaq, Toshiba, NEC, Epson America and Philips are all purportedly developing products based on Pegasus.

Palm, a subsidiary of U.S. Robotics, has released its Palm Pilot organizer. Although the Palm Pilot does not currently include communications features, U.S. Robotics has announced that it will release communications add-ons for Palm Pilot.

In addition to competition in the personal intelligent communicator market, the Company faces competition in the market for easy to use, inexpensive Internet connectivity solutions. Oracle has publicly demonstrated its NC Internet access computer. It has been reported that Oracle has talked with Pacific Bell about bundling NC with Pacific Bell's Internet service, which would offer a large distribution channel for the Oracle product. Apple has disclosed plans to incorporate a TCP/IP stack into its Newton operating system for PDAs. The TCP/IP stack will enable Newton-based PDAs to connect to the Internet. Sun Microsystems has publicly discussed its development of a "zero-administration Internet client." Apple has announced that its Pippin technology is being readied to serve as a network computer. Philips has announced and demonstrated technology that turns its CD-i player into Internet computers. Sega has announced a technology for turning its Saturn home video game computers into Internet computers. Zenith has announced that it plans to market a television equipped with both a high-speed modem and an Ethernet connection to make it possible to connect easily to the Net without a separate computer. IBM has promised the development of a communications optimized personal computer. Microsoft has announced that it is developing a PDA that connects to the Web. SunRiver and WelBook have announced plans to develop a low-cost Internet terminal based on Sun Microsystem's Java programming language. Japan Computer has announced the development of the iBox Internet access computer. Citrix, Compaq, Mitsubishi and ViewCall have all made similar announcements.

The Company believes that various groups of private telecommunications, computer and software companies in the United States and abroad and various European and Asian government-owned or controlled telecommunications companies are investigating the development of enhanced electronic messaging, information and transaction products and services that would compete with services based on General Magic's technologies.

Many companies are developing products that enable functions on the Web that are similar to the functions that the Company plans to enable with its Telescript-based Web server add-on product. Some of these products are built on agent-based technology, while others rely upon more traditional platform and client/server technologies. Edify's Electronic Workforce, Next's Web Objects, Open Market's Open Market WebServer, Forte's Forte product, Spider Technologies' NetDynamics, ParcPlace Digitalk, BlueStone's Sapphire/Web, WebGalaxy's WebGalaxy product, FTP Software's CyberAgent and Wayfarers, QuickServer all are either Web servers or add-ons to Web servers that enable increased functionality over today's standard Web servers. Some of the above technologies execute or support applications written in computer languages that are better known than Telescript. For instance, NetDynamics and CyberAgent support programs written in the Java language, while VisualWave supports programs written in Smalltalk. Some of the above products provide a fully integrated "drag and drop" development environment, which the Company's Telescript technology does not currently support. In addition, there are several technologies that are popular with the Internet community that could be used to develop competing server-based products. For instance, Perl, which is a widely used language for UNIX systems, and Safe-TCL, which is a security enhanced version of the Internet standard TCL language, could be used as the basis for a Web server add-on products.

In addition to the companies and languages listed above, other companies have developed technologies that personalize a user's experience on the Web. Alta Vista has created a comprehensive directory of Web pages, thus easing the user experience of finding desired data. Farcast has created an agent-based technology for collecting data from Web pages and watching

Web pages for changes. Netscape has created its Smart Marks technology, which watches identified Web pages for changes.

Many of the companies with which the Company or its licensees compete, or which are expected to offer products or services based on alternatives to the Magic Cap or Telescript technologies, have substantially greater financial resources, research and development capabilities, and sales and marketing staffs and distribution channels than the Company. In addition, several of the alliance members are in direct or indirect competition with the Company and among themselves and have announced products or services directly competitive with General Magic's technologies and each other's products and services or have strategic relationships with competitors of the Company. For example, Apple is marketing its Newton technology and related MessagePad products; Motorola is shipping its Marco product, a wireless communicator based on Newton technology; and Toshiba has announced a relationship with Geoworks for the GEOS operating system. It has been reported that Toshiba has licensed the Pegasus operating system from Microsoft. AT&T is rumored to be in discussions with Microsoft regarding incorporating support of AT&T's planned PACT two-way paging network into Pegasus. NTT has announced that it is working with Microsoft to develop multimedia software. Philips is developing a network computer based on its CD-I technology. Philips may have licensed the Pegasus operating system from Microsoft. There can be no assurances that products and services incorporating the Company's technologies will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower-cost than those based on the Company's technologies, or which render the Company's technologies obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's technologies are the availability of the Company's technologies and the products and services of its licensees and their competitors; the functionality and architecture of the Company's technologies; the quality, ease of use, performance and functionality of the products and services developed and marketed by the Company's licensees; the effectiveness of these companies in marketing and distributing these products and services; the emergence of a Telescript-based electronic marketplace; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies or products introduced by existing competitors and by new companies entering the market.


         POSSIBLE VOLATILITY OF STOCK

The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology companies, and which may be unrelated to the operating performance of particular companies. There has been particular volatility in the market prices of securities of companies which, like General Magic, are still primarily engaged in product development. Factors such as technology and product announcements by the Company and its licensees or by competitors, disputes relating to patents and proprietary rights, failures or delays in the Company's development program or the commercialization activities of its alliance members and public concerns as to the safety of wireless voice and data transmission may have a significant effect on the market price of the Company's common stock. Since the Company's initial public offering in February 1995, the price of the Company's common stock has experienced extreme volatility.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1996

                           Part II--Other Information

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit has been filed with this report:

                  11.1     Computation of Net Loss Per Share
                  27.1     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 14, 1996                                /s/ Wendy Olszewski
         ------------                          -------------------------------
                                      Name:            Wendy Olszewski
                                      Title:   Acting Chief Financial Officer,
                                                         Controller

DATE:    May 14, 1996                                  /s/ Bob Kelsch
         ------------                          -------------------------------
                                      Name:              Bob Kelsch
                                      Title:           President and
                                                   Chief Operating Officer