Form 10-Q/A
period 1996-03-31
GENERAL MAGIC INC
filed 1996-05-21
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number _33-87164

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

25,598,318 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of October 31, 1995.

                         THIS DOCUMENT CONTAINS 3 PAGES.

The undersigned registrant hereby amends the following item of its Quarterly Report for the period ending September 30, 1995 on Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 1995 (the "Report), as set forth in the pages attached hereto:

ITEM 6.  Exhibits and Reports on Form 8-K

             (a) List of Exhibits

             The exhibits required by Item 601 of Regulation S-K are hereby amended by filing herewith an amended Exhibit 10.54 (Telescript and Magicmail Software License Agreement dated August 3, 1995 between General Magic and France Telecom), which reflects a revised redacted version of such agreement in accordance with an Order for Confidential Treatment of the Securities and Exchange Commission.

Exhibit Number      Exhibit Title
- --------------      -------------
10.54*              Telescript and Magicmail Software License Agreement dated
                    August 3, 1995 between General Magic and France Telecom

11.1**              Computation of Net Loss Per Share

27.1                Financial Data Schedule

* The Securities and Exchange Commission has granted confidential treatment for portions of this document.

** Incorporated by reference to the registrant's Form 10-Q dated September 30, 1995.

             (b) No report on Form 8-K was filed during the quarter ended September 30, 1995.

                               GENERAL MAGIC, INC.
                         FORM 10-QA, September 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 21, 1996                 /s/ Wendy Olszewski
                                      -----------------------------------
                         Name:        Wendy Olszewski
                         Title:       Acting Chief Financial Officer,
                                      Controller