Form 10-Q
period 1996-06-30
GENERAL MAGIC INC
filed 1996-08-14
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

26,288,795 shares of the registrant's Common stock, $0.001 par value, were outstanding as of July 31, 1996.

                        THIS DOCUMENT CONTAINS __ PAGES.
                        THE EXHIBIT INDEX IS ON PAGE __.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1996

                                 C O N T E N T S

Item Number                                                                                                    Page
- -----------                                                                                                    ----
                          PART I: FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

         a.       Consolidated Balance Sheets - June 30, 1996 and December 31, 1995                              3

         b.       Consolidated  Statements of  Operations - Three-Month  Periods Ended June 30, 1996 and         4
                  1995 and Six-Month Periods Ended June 30, 1996 and 1995

         c.       Consolidated Statements of Cash Flows - Six-Month Periods Ended June 30, 1996 and 1995         5

         d.       Notes to Consolidated Financial Statements                                                    6-7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations          8


                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Exhibits

PART I.- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           June 30,      December 31,
ASSETS                                                                      1996            1995
                                                                          ---------       ---------
                                                                         (Unaudited)
Current assets:
         Cash and cash equivalents                                        $  51,766       $  40,563
         Short-term investments                                              38,339          64,162
         Receivables                                                            557           3,196
         Prepaid expenses                                                       619             810
                                                                          ---------       ---------
                  Total current assets                                       91,281         108,731
Property and equipment, net                                                   6,619           6,692
Other assets                                                                  1,915             443
                                                                          ---------       ---------
                                                                          $  99,815       $ 115,866
                                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                 $   2,242       $   2,771
         Accrued expenses                                                     5,753           3,193
         Current portion of capital lease obligations                           801             734
         Deferred revenue                                                     1,256           1,614
                                                                          ---------       ---------
                  Total current liabilities                                  10,052           8,312
Deferred revenue, noncurrent                                                 13,927          15,760
Capital lease obligations, net of current portion                               852           1,247
Other long-term liabilities                                                   3,268           1,455
                                                                          ---------       ---------
                  Total liabilities                                          28,099          26,774
                                                                          ---------       ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value
     500 shares authorized; none issued as of June 30, 1996 and
       December 31, 1995                                                         --              --
   Common stock, $0.001 par value;
     Authorized:  60,000 shares
     Issued:  1996 26,039; 1995 - 25,789                                         26              26
   Additional paid-in capital                                               164,095         162,595
   Unrealized gain (loss) on investments                                        (28)            170
   Deficit accumulated during development stage                             (92,377)        (73,699)
                                                                          ---------       ---------
                  Total stockholders' equity                                 71,716          89,092
                                                                          ---------       ---------
                                                                          $  99,815       $ 115,866
                                                                          =========       =========

See accompanying notes to financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three-Month Periods               Six-Month Periods
                                                   Ended June 30                    Ended June 30
                                              ------------------------        ------------------------
                                                1996            1995            1996            1995
                                              --------        --------        --------        --------
Revenue:
     Licensing revenue                        $    375        $  1,075        $  1,804        $  4,438
     Other revenue                                 739             807           2,118           1,627
                                              --------        --------        --------        --------
Total revenue                                    1,114           1,882           3,922           6,065
                                              --------        --------        --------        --------
Costs and expenses:
     Cost of other revenue                         682             496           1,750           1,034
     Research and development                    7,383           4,862          12,794           9,093
     Sales, general, and administrative          5,379           4,597           9,531           8,383
                                              --------        --------        --------        --------
Total costs and expenses                        13,444           9,955          24,075          18,510
                                              --------        --------        --------        --------
Loss from operations                           (12,330)         (8,073)        (20,153)        (12,445)
                                              --------        --------        --------        --------
Net interest, other income and expense             690           1,819           1,603           2,894
                                              --------        --------        --------        --------
Loss before income taxes                       (11,640)         (6,254)        (18,550)         (9,551)
Income taxes                                         7             206             128             556
                                              --------        --------        --------        --------
Net loss                                      $(11,647)       $ (6,460)       $(18,678)       $(10,107)
                                              ========        ========        ========        ========
Net loss per share                            $  (0.45)       $  (0.26)       $  (0.72)       $  (0.43)
                                              ========        ========        ========        ========
Shares and share equivalents used in
   computing per share amounts                  26,001          25,034          25,953          23,409
                                              ========        ========        ========        ========

See accompanying notes to financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                    Six-Month Periods Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                     1996             1995
                                                                                  ---------        ---------
Cash flows from operating activities:
Net loss                                                                          $ (18,678)       $ (10,107)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                     1,563              969
     Amortization of deferred gain from sale and leaseback financing                    (48)             (48)
Changes in items affecting operations:
     Receivables and prepaid expenses                                                 2,830             (761)
     Accounts payable and accrued expenses                                              387            2,222
                                                                                  ---------        ---------
       Net cash used in operating activities                                        (13,946)          (7,725)
                                                                                  ---------        ---------
Cash flows from investing activities:
     Purchases of short-term investments                                            (18,454)        (110,960)
     Proceeds from sales and maturities of short-term investments                    44,079           23,520
     Purchases of property and equipment                                             (1,369)          (2,722)
     Other assets                                                                      (896)             695
                                                                                  ---------        ---------
       Net cash provided by (used in) investing activities                           23,360          (89,467)
                                                                                  ---------        ---------
Cash flows from financing activities:
     Repayment of capital lease obligations                                            (328)            (244)
     Proceeds from sale of common stock                                                 803           81,521
     Deferred revenue                                                                   275              710
     Other long-term liabilities                                                      1,039              325
                                                                                  ---------        ---------
       Net cash provided by financing activities                                      1,789           82,312
                                                                                  ---------        ---------
Net increase (decrease) in cash and cash equivalents                                 11,203          (14,880)
Cash and cash equivalents, beginning of period                                       40,563           34,021
                                                                                  ---------        ---------
Cash and cash equivalents, end of period                                          $  51,766        $  19,141
                                                                                  =========        =========
Supplemental disclosures of cash flow information:
     Income taxes paid during the period                                          $     130        $     556

Noncash financing activity:
     Conversion of preferred stock into common stock                              $      --        $  77,019
     Purchase of technology in exchange for common shares                         $     697        $      --
     Reclassification of prepaid royalties from deferred revenue to
       accrued liabilities and other long-term liabilities                        $   2,466        $      --

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

The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                                     June 30,    December 31,
                                                       1996          1995
                                                     -------       -------
                                                   (Unaudited)
Office equipment and computers                       $ 8,444       $ 7,190
Furniture and fixtures                                 2,652         2,537
Leasehold improvements                                   483           483
                                                     -------       -------
                                                      11,579        10,210
Less accumulated depreciation and amortization         4,960         3,518
                                                     -------       -------
                                                     $ 6,619       $ 6,692
                                                     =======       =======

OTHER ASSETS

In April 1996, the Company acquired certain software technology it obtained from a software development company. As of June 30, 1996, the Company had net capitalized purchased software costs of $1,476,000 classified as "other assets." Accumulated amortization was $120,000 as of June 30, 1996.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  BALANCE SHEET COMPONENTS, CONTINUED

Amortization is provided for using the straight-line method over the estimated useful life of three years. The Company periodically reviews the net realizable value of this asset and adjusts the carrying amount accordingly.

ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                                        June 30,    December 31,
                                                          1996         1995
                                                         ------       ------
                                                      (Unaudited)
Employee compensation                                    $2,298       $2,286
Prepaid royalty repayment and accrued interest            1,890           --
Accrued research and development expenses                   600           --
Accrued legal expense                                       371          339
Foreign income tax withholding on royalty receipts          179          182
Other                                                       415          386
                                                         ------       ------
                                                         $5,753       $3,193
                                                         ======       ======

In conjunction with licensing Magic Cap technology, the Company receives prepayments of royalties as it achieves certain product milestones. The Company generally accounts for prepayments of royalties as deferred revenue. In June 1996, the Company negotiated with one of its licensees to accelerate repayment of unrecouped prepaid royalties in exchange for the licensee waiving certain rights granted to it by the Company in a separate agreement. Accordingly, $2,466,000 of prepaid royalties was reclassified during the second quarter 1996 from current or noncurrent deferred revenues to accrued expenses or other long-term liabilities based upon the repayment schedule. The payments are due on a quarterly basis beginning July 1996, in equal installments of $411,000 plus accrued interest. The final payment less any recouped advances, is due in November 1997.

Also in June 1996, the Company agreed to assist one of its Telescript licensees with the development and deployment of a pilot service using the Company's new Telescript-based product, Tabriz AgentWare. The costs associated with this obligation were included in accrued research and development expenses as of June 30 ,1996.

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


OVERVIEW

General Magic, Inc. (the "Company"), incorporated in May 1990, has refocused its business strategy on the Internet, World Wide Web and corporate intranets. The Company provides engaging, active Internet software for business professionals, developers, device manufacturers, service providers and enterprises. The Company's software platform technologies focus on making emerging Internet communication technologies and electronic communication devices more powerful and easier to use so that people can communicate more efficiently and work more productively. The Company is headquartered in Sunnyvale, California, with a subsidiary in Paris and an office in Tokyo.

The Company has developed two platform technologies called Magic Cap and Telescript. Magic Cap technology integrates access to the World Wide Web via a browser, Web and other electronic mail, fax, telephone and paging capabilities, enables wireless and wireline communications, and provides an intuitive user interface for personal intelligent communicators and other communicating devices. Telescript technology is intended to turn passive computer networks into active networks by enabling intelligent software programs ("agents") to perform various tasks on network servers on behalf of users, from carrying messages, to searching for data, to executing transactions. The Company's technologies are open platforms intended to enable the development of applications and services by independent software vendors, electronic merchants and publishers, and other third parties. To date, virtually all of the Company's resources have been devoted to research and development activities, establishing and leveraging licensing relationships for the Company's technologies, and marketing and promoting these technologies.

The Company's initial business strategy was two-pronged. First, the Company licensed its Telescript technology to large telephone network operators so that they could build and operate proprietary public networks in key geographies. Second, the Company licensed its Magic Cap software to multinational consumer device and computer manufacturers so that they could use Magic Cap technology to build clients for Telescript-based proprietary networks. The Company's primary source of revenue to date has been from up-front licensing fees from such Magic Cap and Telescript licensees. The first products and services that implemented this strategy appeared in 1994, with the release of Magic Cap communication devices manufactured by Sony and Motorola, and AT&T's Telescript-based PersonaLink service. However, the on-going royalty revenues from Magic Cap-based device shipments and fees from AT&T's PersonaLink Services have been minimal. A significant reason that these fees have been minimal is the recent emergence of the Internet and the World Wide Web as the venue of choice for the network services. The explosive growth of the Internet has made it increasingly difficult for the Company to pursue its original strategy focused on proprietary networks rather than the Internet. Therefore, the Company has replaced its original proprietary-oriented strategy with a strategy that is designed to leverage off of the growth of the Internet.

The Company announced in June 1996, the details of its plans to move away from its strategy based on proprietary networks to a strategy that takes advantage of the momentum of the Internet. As with the Company's original strategy, the Company's new strategy consists of two separate components; the first component addresses Magic Cap and the second component addresses Telescript. The Magic Cap component includes replacing the functionality in Magic Cap that relies on the existence of Telescript-based proprietary networks with standard Internet and Web functionality. This replacement was accomplished with the development of General Magic's Presto!Links and Presto!Mail products. These products, which are available today, provide Magic Cap device users with mobile access to the World Wide Web, Internet email and corporate intranets. The Company believes Presto!Links and Presto!Mail will position Magic Cap communication devices towards mobile professionals who are increasingly relying on the Internet. Similarly, the Company is incorporating Internet connectivity into the development of its Magic Cap for Windows product ("MCW"), due to ship later this year. In June, the Company signed agreements with Microsoft to bundle Microsoft Internet Explorer and with America Online to integrate access to its on-line service into MCW. The Company also expects to include Internet email functionality in MCW.

The Telescript component of the strategy shift was to modify Telescript to make it work in conjunction with standard Web servers and browsers rather than proprietary on-line services and clients. As part of this strategy, the Company began shipping on July 15, 1996 two new products derived from the Company's Telescript technology. These products, Tabriz AgentWare and Tabriz Agent Tools, are designed to turn the passive World Wide Web into an active, more effective network. Whereas the Company's original proprietary network strategy relied on only a small number of potential licensees around the world for the Company's Telescript technology, selling products to Web service providers and developers is a volume based business. Therefore, the Company is beginning to develop relationships with original equipment manufacturers ("OEMs"), value added resellers ("VARs") and system integrators ("SIs").

Tabriz AgentWare and Tabriz Agent Tools are currently available for UNIX-based servers. To extend the Tabriz products to the Microsoft NT environment, in July 1996, the Company purchased substantially all of the assets of Conterra Software, Inc., which had been contracted by the Company to port Tabriz from UNIX to Microsoft NT. Upon this acquisition, all of Conterra's senior engineers became General Magic employees. The Company expects to release a Tabriz AgentWare NT beta version product later this year.

The Company's plan to move away from a strategy based on proprietary on-line networks to a strategy that leverages the emergence of the Web was validated in July 1996, when AT&T announced it will discontinue the operation of its PersonaLink Services on August 30, 1996, in favor of networks based on Internet standards. As part of AT&T's announcement, AT&T offered to its subscribers a coupon valued at up to $150 that can be applied to the purchase of Magic Cap messaging applications, including the Company's Presto!Mail product. General Magic has announced that it will give its Presto!Links Web browser application to PersonaLink subscribers who purchase Presto!Mail through AT&T's offer.

In addition to the Company's Magic Cap and Telescript-based products, the Company announced in June 1996, another General Magic-branded software product. This product is named SoftModem. SoftModem is capable of performing a full suite of data and fax modem functions on general-purpose microprocessors independent of the operating system used. SoftModem can share a single CPU with client applications, thus eliminating the need for a dedicated digital signal processor, or DSP, and providing consumer electronics and computer manufacturers the ability to reduce the cost and complexity of their products. To date, SoftModem has been licensed to Philips and General Magic is in negotiations with other companies interested in the technology.

While management believes the Company's shift in business strategy to the Internet market provides the best long-term growth opportunities, the change is anticipated to have an adverse impact on the Company's revenue and net loss in the near-term. The reaction of General Magic's current licensees and other strategic partners to this shift in business strategy has been supportive and they have expressed a commitment to continue their research and development of the Company's new Tabriz products. However, the Company expects revenue from its Internet-based products to be modest for the remainder of 1996. Also, as is common practice in the Internet market, the Company's Tabriz Agent Tools product is available free of charge and the Tabriz AgentWare product, which will have a list price of $4,995, is currently available free of charge until October 15, 1996. Substantial resources will continue to be required to develop, market and promote new products, develop appropriate distribution channels, and garner further acceptance for the Company's technologies and products among the software developer community.

The Company expects that its operating results will continue to fluctuate for some time as a result of a number of factors, including: timing of new product and service introductions by its licensees and competitors; changes in the Company's level of operating expenses, including the Company's expenditures on research and development and promotional programs; payments to independent contractors; the size and timing of customer orders for its licensees' products or services; development, production or quality problems on the part of the Company or any of its licensees; amount and timing of royalty payments and one-time license fees by licensees, as well as, support and maintenance fees; and competition in the personal intelligent communications and Internet markets. In the early years of commercialization of its technologies, the Company expects to derive a significant portion of its revenue from one-time license fees, distribution of "shrink-wrap" products, customer engineering projects and support and maintenance contracts. As the Company expands its product offerings and distribution channels, quarterly results could be significantly influenced by new product introductions or the cyclical nature of consumer purchases. Further, the Company expects that it will continue to charge up-front payments to its Magic Cap licensees upon establishing new license arrangements. The timing of entering into, or the absence of, such new licenses in a given period could result in significant periodic fluctuations in the Company's operating results, liquidity and capital resources. Therefore, the Company expects that fluctuations in revenue will result in inconsistent gross profit trends affected by changes in the revenue mix and the associated product and operating costs.


RESULTS OF OPERATIONS

For the three-month period ended June 30, 1996, the Company incurred a net loss of $11.6 million, or $0.45 per share, compared to a net loss of $6.5 million, or $0.26 per share, for the three-month period ended June 30, 1995, and $7.0 million, or $0.27 per share for the three-month period ended March 31, 1996. The Company's net loss increased 85% to $18.7 million or $0.72 per share for the six months ended June 30, 1996, compared to a net loss of $10.1 million, or $0.43 per share in the prior year six-month period. As discussed above and in the Risk Factors section that follows, the Company has recently directed its product offerings toward the Internet. This shift had an adverse impact on year-to-date operations and is anticipated to adversely impact revenues and net losses for the remainder of 1996.

Revenues for the three-month period ended June 30, 1996 totaled $1.1 million compared to $1.9 million for the same three-month period last year and to $2.8 million last quarter. Revenues for the quarter ended June 30, 1996 were primarily related to customer specific engineering programs and maintenance and support services. For the six months ended June 30, 1996, revenues were $3.9 million compared to $6.1 million for the six months ended June 30, 1995. The Company anticipates generating minimal revenue this year from its Internet-based product offerings which is not expected to compensate for the anticipated shortfall in licensing fees originally planned in 1996.

Cost of other revenue, which is related to revenue attributable to customer specific engineering projects and maintenance and support services, was $0.7 million and $1.8 million for the three and six month periods ended June 30, 1996, compared to $0.5 million and $1.0 million for the same three and six-month periods last year and to $1.1 million last quarter. It consists primarily of personnel and equipment costs. The level of future cost of other revenue is not predictable since it relates to variable customer-specific services.

Research and development expenses were $7.4 million and $12.8 for the three and six-month periods ended June 30, 1996, compared to $4.9 and $9.1 million for the same three and six-month periods last year and to $5.4 million last quarter. While headcount decreased slightly from the first quarter of 1996, research and development expenses increased approximately $2.0 million in the second quarter due primarily to outside services required to complete the development of the Internet-focused products described in the preceding "Overview" section, and an agreement to assist one of the Company's Telescript licensees with its deployment of a pilot service using General Magic's new Telescript-based product, Tabriz AgentWare. These development activities are also primarily responsible for the 52% increase in second quarter 1996 expense from the prior year's second quarter. The Company anticipates that the rate of growth in research and development expenses will stabilize in future periods as it leverages its existing resources to enhance its technologies and support its OEM, VAR and SI customers.

Sales, general and administrative expenses were $5.4 million and $9.5 million for the three and six-month periods ended June 30, 1996, compared to $4.6 million and $8.4 million for the same three and six-month periods last year and to $4.2 million last quarter. The 29% increase in spending compared to last quarter is due primarily to the costs associated with the Company's new product launches in June. The net 17% increase over the prior year quarter reflects the Company's expanded sales and marketing presence in Japan and Europe. To support its current and anticipated licensee base, marketing programs, new distribution strategies and growing operations, the Company anticipates that selling, general and administrative expenses will continue to increase.

Net interest, other income and expense, largely earned from remaining cash proceeds from the Company's IPO in February 1995, amounted to $0.7 million and $1.6 million for the three and six-month periods ended June 30, 1996, compared to $1.8 million and $2.9 million in the comparable three and six-month periods last year and $0.9 million last quarter. The decreases in net interest, other income and expense are due primarily to (a) lower interest income earned as excess cash and cash equivalents from the Company's IPO are consumed by operations and (b) increased interest expense related to interest accrued on prepaid royalties associated with various licenses of the Company's Magic Cap technology. Such prepaid royalty agreements are discussed further in the following Liquidity and Capital Resources section. Interest income is likely to continue to decrease as cash and cash equivalents and short-term investments are consumed by the Company's normal operating requirements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances which totaled $90.1 million as of June 30, 1996, down approximately 14% from $104.7 million as of December 31, 1995. For the six-month period ended June 30, 1996, the Company invested approximately $1.4 million in fixed assets consisting primarily of the purchase of computer equipment.

In conjunction with licensing Magic Cap technology, the Company receives prepayments of royalties as it achieves certain product milestones. The Company generally accounts for prepayments of royalties as deferred revenue. As such, future revenues recognized by the Company will not generate cash to the extent of the recoupment of these deferred royalties. Such deferred royalties are generally recouped at the rate of $0.50 of each dollar of royalties earned. Under the Company's five original Magic Cap license agreements, if the royalty prepayments are not fully recouped by the fifth anniversary of the agreements (November 30, 1997), the licensees are entitled to repayment of the unrecouped amount plus accrued interest. The Company's three subsequent Magic Cap licensees are not entitled to a refund of prepaid royalties unless the Company fails to meet specified technology milestones. Product sales for those licensees currently manufacturing Magic Cap devices have been below expectations and other of the Company's licensees have not released any Magic Cap products to date. Therefore, it is uncertain when prepaid royalties will be recognized as revenue or if they will be fully recouped. As of June 30, 1996, the Company has recorded $14.6 million in deferred revenue, and $2.5 million in accrued expenses and other long-term liabilities related to prepaid royalties received under its Magic Cap licensing agreements. Also, the Company has related accrued interest expense of $1.5 million as of June 30, 1996 recorded in accrued expenses and other long-term liabilities.

The Company expects that its cash and short-term investment balances of $90.1 million as of June 30, 1996 will be adequate to fund the Company's operations through the end of 1997. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company's Magic Cap and Telescript licensees develop and introduce their products and services; the market acceptance and competitive position of new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its licensees and third party software developers; and the response of competitors to the products and services based on the Company's technologies. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to significantly limit its operations.

As part of its business strategy, the Company frequently assesses opportunities to enter into joint ventures, acquisitions of businesses, products or technologies and other like transactions. In April 1996, the Company purchased rights to two Internet applications called Presto!Mail 1.5 and Presto!Links 1.0 from Active Paper, Inc. As previously discussed, the Company began shipping these products in June 1996. The Company also purchased substantially all the assets of Conterra in July 1996 and retained all of Conterra's senior engineers to further the Company's development of a NT version of its Tabriz products which currently operate on the UNIX platform. The Company has made no commitment or agreement with respect to any other such transactions at this time.


RISK FACTORS

In addition to the other information in this From 10-Q, the following factors should be considered carefully in evaluating the Company and its business before purchasing shares of the Company's stock.


             MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of June 30, 1996, the Company had an accumulated deficit of $92.4 million, with net losses of $18.7 million, $20.6 million and $21.5 million for the six months ended June 30, 1996 and the years ended December 31, 1995, and 1994, respectively. The Company expects its operating loss for the year ending December 31, 1996, to be larger than for the year-earlier periods. A large percentage of the revenue earned by the Company to date is attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. The Company expects this trend to continue at least through 1996. The Company expects to continue to incur substantial losses at least through the year ending December 31, 1997. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

       DEPENDENCE ON ONGOING DEVELOPMENT OF NEW PRODUCTS BY THIRD PARTIES

The Company's two platform technologies, Telescript and Magic Cap, are designed to be incorporated into products and services of the Company's licensees. The Company provided certain of its licensees with the first generation of its Magic Cap and Telescript software in the third quarter of 1994. Only AT&T (with the AT&T PersonaLink Services) has offered a commercial on-line service based on the Company's first generation of Telescript technology. AT&T announced in July 1996 that it will terminate the PersonaLink services at the end of August 1996. NTT is offering an English language pilot service (known as the Paseo pilot service) in Japan, which is based on the Company's first generation Telescript technology. The Company delivered an enhanced version of its first generation of Magic Cap software in the fall of 1995. Only Sony (with its Magic Link product), Motorola (with its Envoy product) and Matsushita (with its NeoNet product), have developed commercial products based on the first generation of Magic Cap. Matsushita is marketing the NeoNet only to customers of NTT's Paseo service. While other companies are developing, or have indicated a desire to develop, goods and services based on the Company's second generation of technologies, there can be no assurance that such development will actually lead to the availability of commercial products.

             RAPID TECHNOLOGICAL CHANGES; RESPONSIVENESS TO INTERNET

The computer industry is characterized by rapid technological advances. For the Company to remain competitive, it must respond quickly to changing market demands. The Company believes that its technologies, which were originally designed to execute in conjunction with large proprietary on-line services, must be enhanced to work in conjunction with the Internet, especially the World Wide Web (the "Web") component of the Internet, and enterprise-wide "intranets." The Company is distributing Magic Cap applications that add standard Internet email and Web browsing capabilities to Magic Cap-based communicators. The Company has also released its first Telescript-based products for the Web called Tabriz AgentWare and Tabriz Agent Tools, and plans to develop and release future versions of the Tabriz products, as well as new Telescript-based products that are better suited to execute in the Web server environment. There can be no assurance that the Company will be successful in developing these new products and enhancements on a timely basis, if at all, or that such new products and enhancements will achieve market acceptance. The failure to develop these products and enhancements on a timely basis, or of the products to achieve market acceptance would likely have a material adverse effect on the Company's business, financial condition and results of operations. As the Web is in a very early stage of development, there can be no assurance that future technological advances will not obsolete the Company's current Internet and intranet focus, thus requiring the Company to again shift its focus.

Because of the speed at which the Internet is developing, software companies that make technologies for the Internet typically create new versions of their technologies on a very fast schedule. Because of the complexity of the Company's platform technologies and the significant resources needed to modify the technologies and create development tools for the technologies, there can be no assurance that the Company will be able to release technologies as rapidly as other Internet-focused companies. The failure of the Company to release its technology on schedules equivalent to other Internet-focused companies could have a material adverse effect on the Company's business, financial condition and results of operations.

                               DISTRIBUTION RISKS

To date, the Company has distributed its Magic Cap and Telescript platforms directly to its licensees. Because of this distribution model, the Company has not previously established distribution channels with independent distributors, OEMs, VARs and SIs. The Company believes that the establishment of such channels is necessary to the success of the Company's Tabriz products. The Company also believes that the establishment of such channels is essential to the success of the version of the Magic Cap platform that executes as an application on Windows-based PCs ("MCW") as well as the success of other "shrink-wrap" products distributed by the Company. There can be no assurance that the Company will be able to establish and maintain distribution channels with independent distributors, OEMs, VARs and SIs. Failure to timely establish these channels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

As part of the Tabriz and MCW sales strategies, the Company intends to expand its sales and marketing efforts significantly. There can be no assurance that the cost of this expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against larger and better funded sales and marketing organizations of the Company's competitors. See "Limited Development Resources," "Personnel," and "Competition."


                 POTENTIAL TECHNOLOGICAL ERRORS AND LIMITATIONS

The Magic Cap and Telescript software platforms are complex first generation technologies that have been exposed to only limited commercial use. There can be no assurance that a substantial technical difficulty with, or an undetected error in, the Company's software or the products and services of its licensees will not arise, resulting in unanticipated costs, production delays or product recalls. Extended delays in product development could result in licensees and developers abandoning their plans to develop goods and services based on the Company's technologies, which would likely result in a material adverse effect on the Company's business and results of operations. See "Dependence on Magic Cap Licensees." Additionally, each Tabriz application will require different resources from the Telescript interpreter. There can be no assurance that the Telescript interpreter will achieve a commercially reasonable performance for any particular Tabriz application.

      DEPENDENCE ON DEVELOPMENT OF PERSONAL INTELLIGENT COMMUNICATOR MARKET

The market for personal intelligent communicators is not yet established. The Company's Magic Cap technology is currently only commercially available as incorporated into personal intelligent communicators, and therefore, the Company's success is dependent on increased sales of personal intelligent communicators. Sales of Sony Magic Link, Motorola Envoy and Matsushita NeoNet communicators remain modest to date, and it is not clear if, or when, such sales will become substantial. There can be no assurance that the market for personal intelligent communicators will grow to commercially significant volumes or that products incorporating General Magic's Magic Cap technology will offer sufficient price/performance advantages to be commercially successful in the personal intelligent communicator market. In addition, the Company expects that the royalty amounts it charges for the distribution of Magic Cap-based communicators may erode over time due to increased competition.

                            POTENTIAL SECURITY ISSUES

The Company's Telescript technology enables the creation of software "agents" that move from network server to network server, performing tasks on behalf of the agent's creator. Because the agent's creator might not have any direct relationship with the operator of the network server, Telescript must establish a safe and secure environment in which the network server executes an agent's commands. To date, and to the best of the Company's knowledge, Telescript has not been subject to independent third party attacks on the safety and security of the environment in which network servers execute agents. Given the Company's high profile in the mobile agent field, the Company will likely be the target of computer "hackers" who attempt to breach the security regime implemented by Telescript. There can be no assurance that such attempts will not be successful or that Telescript provides a fully safe and secure environment in which network servers may execute third party created agents.

                          LIMITED DEVELOPMENT RESOURCES

Building commercial goods and services based on Magic Cap and Telescript is a complex process that currently requires direct engineering support from the Company. Therefore, the Company must expand its customer engineering capabilities so that communicator manufacturers, independent distributors, OEMs, VARs, SIs and Web service operators can develop, integrate and test their products and services without requiring direct support from the Company's core product development groups. The Company must also create tools and documentation to enable such development, integration and testing. Finally, the Company must make its technology releases sufficiently generic to avoid the need for creating licensee-specific product releases. Until the Company is able to achieve the above, the Company's ability to enhance its existing products and develop new ones will be limited by the support requirements of the Company's licensees. The Company does not expect to ship versions of its Magic Cap platform that can be used by its licensees to develop commercial products without significant development support from the Company for at least six months. The creation of third party applications for the Company's recently introduced Tabriz products may, depending on the complexity of the applications, require significant development support from the Company. The strains on the Company's core product development groups that result from the Magic Cap and Telescript third party support requirements mentioned above could significantly impact shipment of new releases of these platforms. There can be no assurance that these processes can be successfully managed given the Company's limited engineering, management and financial resources. Failure to do so would likely have a material adverse effect on the Company's business, financial condition and results of operations.

                                    PERSONNEL

The Company must continue to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and there can be no assurance that key Company management and engineering personnel will remain employed by the Company, or that the Company will be able to attract sufficient additional personnel to execute its business plan. The Company has experienced significant attrition of engineering, marketing, administrative and sales personnel in the past twelve months, which has adversely affected development schedules and sales activities. Failure to attract or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

                        DEPENDENCE ON MAGIC CAP LICENSEES

Although the Company views its relationship with Magic Cap licensees as a strategic factor in the development and commercialization of its Magic Cap technology, the level of commitment to the development and commercialization of the Company's Magic Cap technology varies among these licensees. There are no financial or other contractual obligations imposed on the Company's licensees to develop or commercialize the Company's technologies. In addition to developing and manufacturing Magic Cap devices, some of the Company's licensees make competitive products or have strategic relationships with competitors of the Company. See "Competition." Failure of a significant number of Magic Cap licensees to successfully commercialize products utilizing the Company's technologies and the failure of licensees to commit sufficient resources to the marketing of the Company's technologies would likely have a material adverse effect on the Company's business, financial condition and results of operations.

                     RELIANCE ON WEB APPLICATIONS DEVELOPERS

The widespread adoption of Telescript is dependent upon third party developers developing, marketing and offering Web-based applications and services that rely on Tabriz AgentWare. There can be no assurance that third party Web developers and electronic merchants and publishers will be willing or able to develop applications and services utilizing the Tabriz products. Failure of third parties to develop such applications and services to a sufficient extent would likely have a material adverse effect on the Company's business, financial condition and results of operations.

                    RELIANCE ON THIRD PARTY TOOLS DEVELOPERS

The Company is also relying on third parties to create software that increases the functionality of Magic Cap-based devices. The Company has contracted with a third party development tools provider for the creation and distribution of software tools that execute on Macintosh computers and that can be used by developers to develop programs for Magic Cap-based personal intelligent communicators. There can be no assurance that the third party development tools providers will continue to distribute the Company's Magic Cap software development tools. The Company is also distributing a pre-release of third party developer tools that can be used to develop applications that execute on MCW. Developers must use these tools to port their applications written to execute on

Magic Cap-based personal intelligent communicators to MCW. There can be no assurance that the Company will be able to deliver a final version of such tools. The requirement that third party software developers port their applications from Magic Cap-based personal intelligent communicators to MCW, and the lack of a final version of the tools necessary to perform such a port may limit the number of third party developers willing to develop applications for both products, which in turn would limit the potential market for third party developer applications.

The Company must also create new developer tools for the second generation Magic Cap platform, including new compilers and debuggers which will work with the second generation technology. Any delay in the availability or adoption of such tools will delay the development of applications for Magic Cap-based communicators based on the second generation of the Magic Cap software, which could in turn severely limit or eliminate their chances for commercial success. In addition, there can be no assurance that communicating applications developed by third parties will achieve market acceptance. Further, the limited success of initial products and services incorporating the Company's technologies to achieve market acceptance could result in third party software developers and electronic merchants and publishers discontinuing development and support of products and services based on the Company's technologies.

                                   COMPETITION

The Company faces competition from companies which offer or are expected to offer operating system software for personal intelligent communicators, including Microsoft and Geoworks. Geoworks has announced relationships with Novell, NEC, Nokia, Hewlett Packard, Ericsson and Toshiba. Microsoft has announced that it expects products based on its Pegasus hand-held operating system to be available by the end of 1996. Pegasus is based on Microsoft's Windows operating system, and purportedly will include wireless communication features. Casio, Compaq, Toshiba, NEC, Epson America and Philips are all reportedly developing products based on Pegasus.

In addition, Magic Cap-based personal intelligent communicators compete with certain existing hand-held personal organizers, personal digital assistants ("PDAs") and certain notebook and sub-notebook computing devices such as Apple's Newton products, Motorola's Marco products, the Sharp Zaurus product family, Casio's BOSS product family and Psion's Series 3 palmtop computers. The Company also faces competition in the market for easy-to-use, inexpensive Internet connectivity solutions. Oracle, Diba, Apple, WebTV, Microsoft, Philips, Zenith and others have announced or demonstrated easy-to-use Internet access devices.

In the Internet market, the Company faces competition from many companies such as Edify, Forte, Parc Place, Blue Stone and FTP Software, which are developing products that enable functions on the Web that are similar to the functions that the Company enables with its Telescript-based Tabriz products. Some of these products are built on agent-based technology, while others rely upon the more traditional platform and client/server technologies. Some of the above technologies execute or support applications written in computer languages such as Sun Microsystems' Java language that are better known than Telescript.

Many of the companies with which the Company or its licensees compete, or which are expected to offer products or services based on alternatives to the Magic Cap or Telescript technologies, have substantially greater financial resources, research and development capabilities, and sales and marketing staffs and distribution channels than the Company. There can be no assurance that products incorporating the Company's technologies will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower-cost than those based on the Company's technologies, or which render the Company's technologies obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's technologies are the availability of the Company's technologies and the products and services of its licensees and their competitors; the functionality and architecture of the Company's technologies; the quality, ease of use, performance and functionality of the products and services developed and marketed by the Company's licensees; the effectiveness of these licensees in marketing and distributing their products and services; the emergence of a Telescript-based electronic marketplace; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies or products introduced by existing competitors and by new companies entering the market.

                          POSSIBLE VOLATILITY OF STOCK

The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology companies, and which may be unrelated to the operating performance of particular companies. There has been particular volatility in the market prices of securities of companies which, like General Magic, are still primarily engaged in product development. Factors such as technology and product announcements by the Company and its licensees or by competitors, disputes relating to patents and proprietary rights, failures or delays in the Company's development program or the commercialization activities of its licensees and public concerns as to the safety of wireless voice and data transmission may have a significant effect on the market price of the Company's common stock. Since the Company's initial public offering in February 1995, the price of the Company's common stock has experienced extreme volatility.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, JUNE 30, 1996

                           Part II--Other Information


ITEM 1. LEGAL PROCEEDINGS:

None

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Annual Meeting of the Stockholders of General Magic, Inc. was held on May 23, 1996.

A proposal to elect six (6) directors to hold office until the 1997 Annual Meeting and until their successors are elected and qualified was approved by the stockholders. This proposal received the following votes:

                                        For                   Against
                                     ----------               -------
         Jerry Baker                 23,075,322               425,729
         Gregory M. Gallo            23,075,902               425,149
         Robert Kelsch               23,076,372               424,679
         Carl Pascarella             23,072,102               428,949
         Roel Pieper                 23,043,315               457,736
         Marc Porat                  23,029,500               471,551

Introduced was a proposal to increase by 2,500,000 shares the aggregate number of shares issuable under the Company's Amended and Restated 1990 Stock Option Plan. This proposal received the following votes:

         For:                     18,089,407
         Against:                    791,380
         Abstained:                1,262,641

                               GENERAL MAGIC, INC.
                            FORM 10-Q, JUNE 30, 1996

                           Part II--Other Information


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED:

Also, there was a proposal to approve amendments to the Company's 1994 Outside Directors Stock Option Plan to increase by 150,000 shares the aggregate number of shares issuable thereunder, to increase the number of shares subject to initial and annual options automatically granted to nonemployee directors thereunder, and to authorize certain additional automatic stock option grants. This proposal received the following votes:

         For:                     18,675,280
         Against:                    281,954
         Abstained:                1,202,895

In addition, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the independent accountants of the Company for the fiscal year ending December 31, 1996. This proposal received the following votes:

         For:                     23,081,242
         Against:                     35,225
         Abstained:                  384,584

Broker non-votes are included in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Company's annual meeting of stockholders. They are not, however, counted for purposes of determining the number of votes cast for a proposal.


ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit has been filed with this report:

                  11.1     Computation of Net Loss Per Share

                  27.1     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   August 14, 1996                /s/ John Zimmerman
     ------------------------      -----------------------------------

                                   Name:  John Zimmerman
                                   Title: Chief Financial Officer and Vice
                                          President, Finance and Administration
                                          (Principal Financial and Accounting
                                          Officer)


DATE:   August 14, 1996                /s/ Marc Porat
     ------------------------      -----------------------------------

                                   Name:  Marc Porat
                                   Title: Chief Executive Officer and
                                          Chairman of the Board of
                                          Directors

                                 Exhibit Index

11.1      Computation of Net Loss Per Share

27.1      Financial Data Schedule