Form 10-Q
period 1996-09-30
GENERAL MAGIC INC
filed 1996-11-14
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number 0-25374

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

          (Address and telephone number of principal executive offices)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES  X   NO
                         -----    -----




26,401,807 shares of the registrant's Common stock, $0.001 par value, were outstanding as of October 31, 1996.

                        THIS DOCUMENT CONTAINS 21 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 19.

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1996


                                 C O N T E N T S

Item Number                                                                    Page
-----------                                                                    ----
                          PART I: FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

       a.   Consolidated Balance Sheets - September 30, 1996 and December 31,
            1995                                                                  3

       b.   Consolidated Statements of Operations - Three-Month Periods Ended
            September 30, 1996 and 1995 and Nine-Month Periods Ended              4
            September 30, 1996 and 1995

       c.   Consolidated Statements of Cash Flows - Nine-Month Periods Ended
            September 30, 1996 and 1995                                           5

       d.   Notes to Consolidated Financial Statements                          6-8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9-18


                           PART II: OTHER INFORMATION

Item 1.     Legal Proceedings                                                    19

Item 2.     Changes in Securities                                                19

Item 3.     Defaults Upon Senior Securities                                      19

Item 4.     Submission of Matters to a Vote of Security Holders                  19

Item 5.     Other Information                                                    19

Item 6.     Exhibits and Reports on Form 8-K                                     19

Signatures                                                                       20

Exhibits                                                                         21

PART I.- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               September 30,       December 31,
ASSETS                                                                             1996                1995
                                                                               -------------       ------------
                                                                                (Unaudited)

Current assets:
            Cash and cash equivalents                                            $  41,414           $  40,563
            Short-term investments                                                  38,226              64,162
            Receivables                                                              1,306               3,196
            Prepaid expenses                                                           749                 810
                                                                                 ---------           ---------
                        Total current assets                                        81,695             108,731

Property and equipment, net                                                          6,505               6,692
Other assets                                                                           439                 443
                                                                                 ---------           ---------

                                                                                 $  88,639           $ 115,866
                                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
            Accounts payable                                                     $   1,799           $   2,771
            Accrued expenses                                                         6,737               3,193
            Deferred revenue                                                         1,400               1,614
            Current portion of capital lease obligations                             1,086                 734
                                                                                 ---------           ---------
                        Total current liabilities                                   11,022               8,312

Deferred revenue, noncurrent                                                        14,427              15,760
Other long-term liabilities                                                          3,106               1,455
Capital lease obligations, net of current portion                                      376               1,247
                                                                                 ---------           ---------
                        Total liabilities                                           28,931              26,774
                                                                                 ---------           ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value
      500 shares authorized;  none issued as of September  30, 1996 and
        December 31, 1995                                                               --                  --
   Common stock, $0.001 par value;
      Authorized:  60,000 shares
      Issued:  1996 26,209; 1995 - 25,789                                               26                  26
   Additional paid-in capital                                                      164,478             162,595
   Unrealized gain (loss) on investments                                                 1                 170
   Deficit accumulated during development stage                                   (104,797)            (73,699)
                                                                                 ---------           ---------
                        Total stockholders' equity                                  59,708              89,092
                                                                                 ---------           ---------

                                                                                 $  88,639           $ 115,866
                                                                                 =========           =========

See accompanying notes to financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            Three-Month Periods                Nine-Month Periods
                                             Ended September 30,               Ended September 30,
                                         -------------------------         -------------------------

                                           1996             1995             1996             1995
                                         --------         --------         --------         --------

Revenue:
      Licensing revenue                  $    197         $  2,669         $  2,001         $  7,107
      Other revenue                           557              558            2,675            2,185
                                         --------         --------         --------         --------

Total revenue                                 754            3,227            4,676            9,292
                                         --------         --------         --------         --------

Costs and expenses:
      Cost of other revenue                   463              357            2,213            1,391
      Research and development              5,520            4,754           18,314           13,847
      Sales, general, and
       administrative                       6,309            4,675           15,840           13,058

      Write-off of acquired
       technology and in-process
       research and development             1,542               --            1,542               --
                                         --------         --------         --------         --------

Total costs and expenses                   13,834            9,786           37,909           28,296
                                         --------         --------         --------         --------

Loss from operations                      (13,080)          (6,559)         (33,233)         (19,004)

Net interest, other income and
  expense                                     663            1,591            2,266            4,485
                                         --------         --------         --------         --------

Loss before income taxes                  (12,417)          (4,968)         (30,967)         (14,519)

Income taxes                                    3              100              131              656
                                         --------         --------         --------         --------

Net loss                                 $(12,420)        $ (5,068)        $(31,098)        $(15,175)
                                         ========         ========         ========         ========

Net loss per share                       $  (0.48)        $  (0.20)        $  (1.20)        $  (0.63)
                                         ========         ========         ========         ========

Shares and share equivalents used
  in computing per share amounts           26,144           25,310           26,017           24,044
                                         ========         ========         ========         ========



See accompanying notes to financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                     Nine-Month Periods Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                     1996              1995
                                                                                   ---------         ---------
Cash flows from operating activities:
Net loss                                                                           $ (31,098)        $ (15,175)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     2,467             1,534
      Amortization of deferred gain from sale and leaseback financing                    (72)              (72)
      Write-off of acquired technology                                                 1,343                --
Changes in items affecting operations:
      Receivables and prepaid expenses                                                 1,951            (3,311)
      Accounts payable and accrued expenses                                              946             1,207
                                                                                   ---------         ---------

         Net cash used in operating activities                                       (24,463)          (15,817)
                                                                                   ---------         ---------
Cash flows from investing activities:
      Purchases of short-term investments                                            (34,485)         (122,679)
      Proceeds from sales and maturities of short-term investments                    60,252            47,178
      Purchases of property and equipment                                             (2,028)           (3,415)
      Other assets                                                                      (896)              462
                                                                                   ---------         ---------

         Net cash provided by (used in) investing activities                          22,843           (78,454)
                                                                                   ---------         ---------
Cash flows from financing activities:
      Repayment of capital lease obligations                                            (519)             (374)
      Proceeds from sale of common stock                                               1,186            83,837
      Deferred revenue                                                                   919             2,171
      Other long-term liabilities                                                        885               471
                                                                                   ---------         ---------

         Net cash provided by financing activities                                     2,471            86,105
                                                                                   ---------         ---------

Net increase (decrease) in cash and cash equivalents                                     851            (8,166)
Cash and cash equivalents, beginning of period                                        40,563            34,021
                                                                                   ---------         ---------
Cash and cash equivalents, end of period                                           $  41,414         $  25,855
                                                                                   =========         =========

Supplemental disclosures of cash flow information:
      Income taxes paid during the period                                          $     136         $     656

Noncash financing activity:
      Conversion of preferred stock into common stock                              $      --         $  77,019
      Purchase of technology in exchange for common shares                         $     697         $      --
      Reclassification of prepaid royalties from deferred revenue
        to accrued liabilities and other long-term liabilities                     $   2,466         $      --

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

The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results expected for the current year or any other period.


NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                                     September 30,   December 31,
                                                         1996            1995
                                                     -------------   -------------
                                                      (Unaudited)


Office equipment and computers                          $ 8,977          $ 7,190
Furniture and fixtures                                    2,774            2,537
Leasehold improvements                                      486              483
                                                        -------          -------

                                                         12,237           10,210

Less accumulated depreciation and amortization            5,732            3,518
                                                        -------          -------

                                                        $ 6,505          $ 6,692
                                                        =======          =======

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  BALANCE SHEET COMPONENTS, CONTINUED

ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                                        September 30,    December 31,
                                                            1996             1995
                                                        -------------    ------------
                                                         (Unaudited)

Employee compensation                                       $2,937          $2,286
Prepaid royalty repayment and accrued interest               2,571              --
Accrued research and development expenses                      600              --
Accrued legal expense                                          312             339
Foreign income tax withholding on royalty receipts             176             182
Other                                                          141             386
                                                            ------          ------

                                                            $6,737          $3,193
                                                            ======          ======

In conjunction with licensing Magic Cap technology, the Company receives prepayments of royalties as it achieves certain product milestones. The Company generally accounts for prepayments of royalties as deferred revenue. In June 1996, the Company negotiated with one of its licensees to accelerate repayment of unrecouped prepaid royalties in exchange for the licensee waiving certain rights granted to it by the Company in a separate agreement. Accordingly, $2,466,000 of prepaid royalties was reclassified during the second quarter 1996 from current or noncurrent deferred revenues to accrued expenses or other long-term liabilities based upon the repayment schedule. The payments are due on a quarterly basis beginning in 1996, in equal installments of $411,000 plus accrued interest. The final payment less any recouped advances, is due in October 1997.

Also in June 1996, the Company agreed to assist one of its Telescript licensees with the development and deployment of a pilot service using the Company's new Telescript-based product, Tabriz AgentWare. The costs associated with this obligation were included in accrued research and development expenses as of September 30, 1996.

NOTE 3: WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

In April 1996, the Company purchased rights to two Internet applications from Active Paper, Inc. At that time, costs associated with this acquisition were capitalized. During the third quarter of 1996, the Company determined that future sales of these products would be below expectations and recorded a $1,343,000 write-off of the asset.

In July, 1996, the Company acquired certain assets from Conterra, Inc. for approximately $230,000 and recognized a $199,000 charge for in-process research and development costs as a result.

NOTE 4:  SUBSEQUENT EVENTS

On October 30, 1996, the Company announced a reduction in workforce of approximately 29%. The associated cost of this action is not included as a third quarter charge as the reduction plan, employee notification, and board approval did not exist or take place as of September 30, 1996. The Company expects the cost of this reduction in workforce and associated restructuring to range from $2,000,000 to $4,000,000.

Also, subsequent to the end of the period, one of the Magic Cap licensees demanded delivery by December 31, 1996, of the final milestone due under the master license agreement ("MLA"). The Company believes that, under the terms of the MLA, delivery of the final milestone is not required until the end of January, 1997. If the Company has not delivered the product by that time, the licensee may terminate the MLA and demand refund of prepaid royalties in the amount of $2,000,000, which sum is presently recorded as a noncurrent deferred revenue. The refund would be payable with accrued interest in two equal annual installments due one and two years, respectively, from the date of termination. The Company is currently engaged in discussions with the licensee to resolve this matter. No interest has been accrued to date, as the terms of the MLA provide that interest accrues upon the date of the termination of the MLA.

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


OVERVIEW

General Magic, Inc. (the "Company"), incorporated in May 1990, has refocused its strategy to incorporate open Internet standards. The Company provides engaging, active Internet software for business professionals, developers, device manufacturers, service providers and enterprises. The Company's software platform technologies focus on making emerging Internet communication technologies and electronic communication devices more powerful and easier to use so that people can communicate more efficiently and work more productively. The Company is headquartered in Sunnyvale, California, with a subsidiary in Paris, France and offices in Columbia, South Carolina, and Tokyo, Japan.

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

Consistent with its new strategy, the Company completed Magic Cap for Windows 95 in the third quarter and began shipping its first retail product incorporating this technology in October, 1996. The Company continues to make available its Presto!Links and Presto!Mail products, which provide Magic Cap device users with mobile access to the World Wide Web, Internet email and corporate intranets. In addition, the Company continues to develop the next generation of Magic Cap software and released the first milestone to its partners in August, 1996. The Company expects to ship a final release of the next generation of Magic Cap software in the first quarter of 1997.

The Telescript component of the strategy shift was to modify Telescript to make it work in conjunction with standard Web servers and browsers rather than proprietary on-line services and clients. As part of this strategy, the Company began shipping in July 15, 1996 two new products derived from the Company's Telescript technology, Tabriz AgentWare and Tabriz Agent Tools. Both products are currently available for UNIX-based servers. As is common practice in the Internet market, the Company's Tabriz Agent Tools product is available free of charge and the Tabriz AgentWare product, which is sold for $4,995, was also made available free of charge until October 15, 1996. To extend the Tabriz products to the Microsoft NT environment, in July 1996, the Company purchased substantially all of the assets of Conterra Software, Inc., which had been contracted by the Company to port Tabriz from UNIX to Microsoft NT. Upon this acquisition, all of Conterra's senior engineers became General Magic employees. The Company expects to release a Tabriz AgentWare NT beta version product later this year.

While management believes the Company's shift in business strategy to the Internet market provides the best long-term growth opportunities, the change is anticipated to have an adverse impact on the Company's revenue and net loss in the near-term. The Company expects revenue from its Internet-based products to be modest for the remainder of 1996. As a result of the change in strategy and the effect on revenue and current operating levels, in October, 1996, the Company announced a reduction in work force of approximately 29%. The associated costs of this action will be recorded in the fourth quarter as a restructuring charge, which the Company currently estimates to be between $2 million to $4 million. The Company does not expect to realize a cost savings in 1996 related to this action.

The Company expects that its operating results will continue to fluctuate for some time as a result of a number of factors, including: timing of new product and service introductions by its licensees and competitors; changes in the Company's level of operating expenses, including the Company's expenditures on research and development and promotional programs; payments to independent contractors; the size and timing of customer orders for its licensees' products or services; development, production or quality problems on the part of the Company or any of its licensees; amount and timing of royalty payments and one-time license fees by licensees if any, as well as, support and maintenance fees; and competition in the personal intelligent communications and Internet markets. In the early years of commercialization of its technologies, the Company expects to derive a significant portion of its revenue from one-time license fees, distribution of "shrink-wrap" products, customer engineering projects and support and maintenance contracts. As the Company expands its product offerings and distribution channels, quarterly results could be significantly influenced by new product introductions or the cyclical nature of consumer purchases. Further, the Company expects that it will continue to charge up-front payments to its licensees upon establishing new license arrangements. The timing of entering into, or the absence of, such new licenses in a given period could result in significant periodic fluctuations in the Company's operating results, liquidity and capital resources. Therefore, the Company expects that fluctuations in revenue will result in inconsistent gross profit trends affected by changes in the revenue mix and the associated product and operating costs.


RESULTS OF OPERATIONS

For the three month period ended September 30, 1996, the Company incurred a net loss of $12.4 million, or $0.48 per share, compared to a net loss of $5.1 million, or $0.20 per share, for the three month period ended September 30, 1995. The Company's net loss increased to $31.1 million or $1.20 per share for the nine month period ended September 30, 1996 compared to $15.2 million or $0.63 per share in the same period in 1995. The net loss in 1996 includes write-offs of in-process research and development and acquired technology previously capitalized totaling $1.5 million. In addition, as discussed above and in the Risk Factors section that follows, the Company has recently incorporated Internet standards in its product offerings. This shift had an adverse impact on year-to-date operations and is anticipated to adversely impact revenues and net losses for the remainder of 1996.

Revenues for the three month period ended September 30, 1996 totaled $0.8 million compared to $3.2 million for the same three month period in the previous year. Revenues for the quarter ended September 30, 1996 were primarily related to customer specific engineering programs and maintenance and support services. For the nine months ended September 30, 1996, revenues were $4.7 million compared to $9.3 million for the nine month period in the previous year. The decline in 1996 revenues is attributable to a reduction in license fees.

Cost of other revenue, which is related to revenue attributable to customer specific engineering projects and maintenance and support services, was $0.5 million and $2.2 million for the three and nine month periods ended September 30, 1996, compared to $0.4 million and $1.4 million for the same three and nine month periods in the previous year. It consists primarily of personnel and equipment costs.

Research and development expenses were $5.5 million and $18.3 for the three and nine month periods ended September 30, 1996, compared to $4.8 and $13.8 million for the same three and nine month periods in the previous year. The increase in expense for the three month period ended September 30, 1996 compared to the same period in the previous year is due to increased headcount and related costs. The increase in research and development expenses for the nine month period ended September 30, 1996 compared to the same period in the previous year is due to increased headcount and outside support costs, primarily attributable to the shift in product strategy for both the Magic Cap and Telescript technologies.

Sales, general and administrative expenses were $6.3 million and $15.8 million for the three and nine month periods ended September 30, 1996, compared to $4.7 million and $13.1 million for the same three and nine month periods last year. The increase in expense for both the three and nine month periods is the result of increased headcount and related costs, increased sales and marketing costs to support a worldwide presence, and increased marketing costs as a result of the Company's shift in product strategy.

During the third quarter, the Company recognized a one-time charge of $1.5 million. Included in this charge was $1.3 million which reflects the write-off of software technology previously capitalized as a part of software acquired in April, 1996 from Active Paper, Inc. In addition, the

Company recorded a $199,000 charge for in-process research and development costs related to the acquisition of Conterra, Inc. in July, 1996.

Net interest, other income and expense, largely earned from remaining cash proceeds from the Company's IPO in February 1995, amounted to $0.7 million and $2.3 million for the three and nine month periods ended September 30, 1996, compared to $1.6 million and $4.5 million in the comparable three and nine month periods last year. The decreases in net interest, other income and expense are due primarily to lower interest income earned as excess cash and cash equivalents from the Company's IPO are consumed by operations and increased interest expense related to interest accrued on prepaid royalties associated with various licenses of the Company's Magic Cap technology. Interest income is likely to continue to decrease as cash and cash equivalents and short-term investments are consumed by the Company's normal operating requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances which totaled $79.6 million as of September 30, 1996, down approximately 24% from $104.7 million as of December 31, 1995. For the nine month period ended September 30, 1996, the Company invested approximately $2.0 million in fixed assets consisting primarily of the purchase of computer equipment.

In conjunction with licensing Magic Cap technology, the Company receives prepayments of royalties as it achieves certain product milestones. The Company generally accounts for prepayments of royalties as deferred revenue. As such, future revenues recognized by the Company will not generate cash to the extent of the recoupment of these deferred royalties. Such deferred royalties are generally recouped at the rate of $0.50 of each dollar of royalties earned. Under the Company's five original Magic Cap license agreements, if the royalty prepayments are not fully recouped by the fifth anniversary of the agreements (November 30, 1997), the licensees are entitled to repayment of the unrecouped amount plus accrued interest. In September, 1996, the Company entered into an agreement with one of the five original Magic Cap licensees which, among other things, permits the licensee to recoup 100% of any royalties owed to the Company under a SoftModem license agreement against the Magic Cap royalty prepayment, amends the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extends the date for refund of unrecouped prepaid royalties to November 2, 1999, and provides that no interest shall be due upon any refund. The Company's three subsequent Magic Cap licensees are not entitled to a refund of prepaid royalties unless the Company fails to meet specified product milestones. Product sales for those licensees currently manufacturing Magic Cap devices have been below expectations and the Company believes that this first generation of Magic Cap software is nearing the end of its life cycle. Further, there is no assurance that any of the Company's licensees will continue to manufacture or continue to develop Magic Cap products. Therefore, it is uncertain when prepaid royalties will be recognized as revenue or if they will be fully recouped. As of September 30, 1996, the Company had recorded $15.1 million in deferred revenue, and $2.5 million in accrued expenses and other long-term liabilities related to prepaid royalties received under its Magic Cap licensing agreements. Also, the Company has recorded related accrued interest expense of $2.0 million as of September 30, 1996 as accrued expenses and other long-term liabilities.

The Company expects that its cash and short-term investment balances of $79.6 million as of September 30, 1996 will be adequate to fund the Company's operations through the end of 1997. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company's Magic Cap and Telescript licensees develop and introduce their products and services; the market acceptance and competitive position of new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the products and services based on the Company's technologies. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to significantly limit its operations.

As part of its business strategy, the Company assesses opportunities to enter into joint ventures, to acquire businesses, products or technologies and to engage in other like transactions. In April 1996, the Company purchased rights to two Internet applications called Presto!Mail 1.5 and Presto!Links 1.0 from Active Paper, Inc. The Company also purchased substantially all the assets of Conterra in July 1996 and retained all of Conterra's senior engineers to further the Company's development of a NT version of its Tabriz products which currently operate on the UNIX platform. The Company has made no commitment or agreement with respect to any other such transactions at this time.


RISK FACTORS

In addition to the other information in this Form 10-Q, the following factors should be considered carefully in evaluating the Company and its business before purchasing shares of the Company's stock.


             MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of September 30, 1996, the Company had an accumulated deficit of $104.8 million, with net losses of $31.1 million, $20.6 million and $21.5 million for the nine months ended September 30, 1996 and the years ended December 31, 1995, and 1994, respectively. The Company expects its operating loss for the year ending December 31, 1996, to be larger than for the year-earlier periods.

A large percentage of the revenue earned by the Company to date is attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. The Company expects this trend to continue at least through 1996. Under the terms of the Company's five original Magic Cap license agreements, and except where otherwise agreed, the licensees are entitled to repayment of prepaid royalties that are not recouped by the licensees prior to November 30, 1997. In addition, under subsequent Magic Cap license agreements, the Company would be required to refund certain prepaid license fees if it fails to meet specified milestones. The Company expects to continue to incur substantial losses at least through the year ending December 31, 1997. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

       DEPENDENCE ON ONGOING DEVELOPMENT OF NEW PRODUCTS BY THIRD PARTIES

The Company's two platform technologies, Telescript and Magic Cap, are designed to be incorporated into products and services of the Company's licensees. The Company provided certain of its licensees with the first generation of its Magic Cap and Telescript software in the third quarter of 1994. Only AT&T (with the AT&T PersonaLink Services) offered a commercial on-line service based on the Company's first generation of Telescript technology, which was terminated in August 1996. NTT is offering an English language pilot service (known as the Paseo pilot service) in Japan, which is based on the Company's first generation Telescript technology. Fujitsu is also offering an electronic direct marketing service in Japan (known as the iMi service) employing the Company's Telescript technology. The Company delivered an enhanced version of its first generation of Magic Cap software in the fall of 1995. The Company believes that this first generation Magic Cap software is nearing the end of its life cycle. The Company is focusing on the next generation Magic Cap software, which is expected to be delivered in the first quarter of 1997. While companies have indicated a desire to develop goods and services based on the Company's second generation of technologies, there can be no assurance that such development will actually lead to the availability of commercial products.

                           RESPONSIVENESS TO INTERNET

The computer industry is characterized by rapid technological advances. For the Company to remain competitive, it must respond quickly to changing market demands. The Company believes that its technologies, which were originally designed to execute in conjunction with large proprietary on-line services, must be enhanced to work in conjunction with the Internet, especially the World Wide Web (the "Web") component of the Internet, and enterprise-wide "intranets." There can be no assurance that the Company will be successful in developing these new products and enhancements on a timely basis, if at all, or that such new products and enhancements will achieve market acceptance. The failure to develop these products and enhancements on a timely basis, or of the products to achieve market acceptance would likely have a material adverse effect on the Company's business, financial condition and results of operations. As the Web is in a very early stage of development, there can be no assurance that future technological advances will not obsolete the Company's current Internet and intranet focus, thus requiring the Company to again shift its focus.

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

                               DISTRIBUTION RISKS

To date, the Company has distributed its Magic Cap and Telescript platforms directly to its licensees. Because of this distribution model, the Company has not previously established distribution channels with independent distributors, OEMs, VARs and SIs. The Company believes that the establishment of such channels is necessary to the success of certain of the Company's new products, including its Tabriz and Magic Cap for Windows ("MCW") products. There can be no assurance that the Company will be able to establish and maintain distribution channels with independent distributors, OEMs, VARs and SIs. Failure to timely establish these channels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

The Company intends to expand its sales and marketing efforts. There can be no assurance that the cost of this expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against larger and better funded sales and marketing organizations of the Company's competitors. See "Limited Development Resources", "Personnel", and "Competition."

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

      DEPENDENCE ON DEVELOPMENT OF PERSONAL INTELLIGENT COMMUNICATOR MARKET

The market for personal intelligent communicators is not yet established. There can be no assurance that this market will grow to commercially significant volumes or that products incorporating General Magic's Magic Cap technology will offer sufficient price/performance advantages to be commercially successful in the personal intelligent communicator market. In addition, the Company expects that the royalty amounts it charges for the distribution of Magic Cap-based communicators may erode over time due to increased competition.

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

                          LIMITED DEVELOPMENT RESOURCES

Building commercial goods and services based on the Magic Cap and Telescript technologies is a complex process that currently requires direct engineering support from the Company. Therefore, the Company must manage its customer engineering capabilities so that communicator manufacturers, independent distributors, OEMs, VARs, SIs and Web service operators can develop, integrate and test their products and services without requiring direct support from the Company's core product development groups. The Company must also create tools and documentation to enable such development, integration and testing. Finally, the Company must make its technology releases sufficiently generic to avoid the need for creating licensee-specific product releases. In light of the foregoing challenge and given the recent reduction in workforce, the Company's ability to enhance its existing products and develop new ones will be limited by the support requirements of the Company's licensees. The Company does not expect to ship versions of its Magic Cap platform that can be used by its licensees to develop commercial products without significant development support from the Company for at least six months. The creation of third party applications for the Company's recently introduced Tabriz products may, depending on the complexity of the applications, require significant development support from the Company. The strains on the Company's core product development groups that result from the Magic Cap and Telescript third party support requirements mentioned above could significantly impact shipment of new releases of these platforms. There can be no assurance that these processes can be successfully managed given the Company's limited engineering, management and financial resources. Failure to do so would likely have a material adverse effect on the Company's business, financial condition and results of operations.

                                    PERSONNEL

The Company must continue to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and there can be no assurance that key Company management and engineering personnel will remain employed by the Company, or that the Company will be able to attract sufficient additional personnel to execute its business plan. The Company has experienced significant attrition of engineering, marketing, administrative and sales personnel in the past twelve months. Additionally, the Company had an approximate 29% reduction in its workforce in October 1996. These reductions have adversely affected, and may in the future adversely affect development schedules and sales activities. Failure to attract or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                   COMPETITION

The Company faces competition from companies which offer or are expected to offer operating system software for personal intelligent communicators, including Microsoft and Geoworks. Geoworks has announced relationships with Novell, NEC, Nokia, Hewlett Packard, Ericsson and Toshiba. Hewlett Packard ("HP") has released two models of its OmniGo PDA using Geoworks technology and Nokia has introduced a smart cellular telephone based on the HP/Geoworks technology. Microsoft has announced that it expects products based on its Windows CE handheld operating system to be available by the end of 1996. Casio, Compaq, Toshiba, NEC, Epson America and Philips are all reportedly developing products based on Windows CE. While technologies offered by Geoworks and Microsoft overlap with and could compete with General Magic's technologies, head-to-head competition is not expected during the next six months since Geoworks and Microsoft have discussed target markets different than those targeted by General Magic.

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

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1996

                           Part II--Other Information


ITEM 1. LEGAL PROCEEDINGS:

None

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibit has been filed with this report:

                        11.1        Computation of Net Loss Per Share

                        27.1        Financial Data Schedule

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE: November 14, 1996                     /s/ John Zimmerman
      -----------------------------    ------------------------------------------------
                                          Name:   John Zimmerman
                                          Title:  Chief Financial Officer and Vice
                                                  President, Finance and Administration
                                                  (Principal Financial and Accounting
                                                  Officer)






DATE: November 14, 1996                    /s/ Steve Markman
      -----------------------------    -------------------------------------------
                                         Name:  Steve Markman
                                         Title: Chief Executive Officer and
                                                Chairman of the Board of Directors