Form 10-K
period 1996-12-31
GENERAL MAGIC INC
filed 1997-03-31
CIK 933524

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-25374

                              GENERAL MAGIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0250147
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. Employer
        INCORPORATION OR ORGANIZATION)                     Identification No.)

               420 NORTH MARY AVENUE, SUNNYVALE, CALIFORNIA 94086
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (408) 774-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     NONE                                          NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 28, 1997, as reported on the Nasdaq National Market, was approximately $31,593,029. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of February 28, 1997: 26,604,656

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.
================================================================================

                                     PART I

     This report includes a number of forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. These factors include, but are not limited to, the Company's ability to successfully implement its new strategic direction; the risks inherent in the development and delivery of complex technologies; the Company's ability to attract, retain and motivate qualified personnel; the emergence of new markets for the Company's products and services, and the Company's ability to compete in those markets based on timeliness, cost and market demand; the Company's dependence on the establishment of strategic partnerships and on the product plans of its licensees; and the Company's limited financial resources. A further discussion of these and other risk factors is contained in "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors" and elsewhere in this report.

ITEM 1.  BUSINESS

GENERAL

     General Magic develops and markets easy-to-use products, services and technologies designed to simplify communications and manage proliferating information resources for mobile business professionals and other consumers. The Company's products and services are founded upon its heritage of innovation in graphical user interface design, integrated communication applications and intelligent agent technology.

     The Company has developed two platform technologies called Magic Cap and Telescript. Magic Cap technology integrates Web browsing, electronic mail, fax, telephone and paging capabilities, enables wireless and wireline communications, and provides an intuitive user interface for mobile, personal intelligent communicators ("PICs") and other communicating devices. Telescript technology enables the creation of intelligent software programs called agents, which are capable of moving from one device to another across a network, to perform various tasks such as carrying messages, searching for data and executing transactions. Telescript was designed for a proprietary telecommunications network environment.

     To promote the emergence of the Magic Cap and Telescript platforms, the Company initially licensed its technology to multinational consumer electronics and computer companies and to telecommunications network operators. The market for PICs has been slow to develop, however, and the Company has not generated significant royalty revenues in connection with its Magic Cap licensing efforts to date. In addition, the Internet emerged as the public data communications network of choice, significantly reducing the market opportunity for the proprietary Telescript platform.

     The Company has responded to these market developments by redirecting its business strategy. It is developing and marketing an advanced network service based on Internet, computing and telecommunications standards. The network service is designed to provide an integrated communications and information management solution to mobile business professionals and other consumers. The Company continues to work with its licensees to deliver products that incorporate Magic Cap technology, and to develop its agent technology for Internet applications. As a result of the redirection of its strategy, General Magic believes it will derive future revenues principally from the sale of its products and network services.

     The Company was incorporated in California in May 1990 and was reorganized as a Delaware corporation in February 1995. The Company operates a wholly-owned French subsidiary. Unless the context otherwise requires, the terms "General Magic" and the "Company" refer to General Magic, Inc., a Delaware corporation, and its consolidated subsidiary. General Magic, the Rabbit-in-the-hat logo, Magic Cap and Telescript are registered trademarks of the Company. This Form 10-K contains trademarks of other companies.

INTRODUCTION

     People seek to communicate with each other, obtain useful information, interact commercially and entertain themselves in an increasingly mobile society. Fulfillment of these needs requires the ability to send and receive messages, access information and entertainment, conduct business transactions, organize daily schedules and stay in touch with homes and offices from almost anywhere, at any time -- all as easily as making a telephone call.

     Continued demand for products and services that address these needs is evidenced by the increasing number of electronic devices, and the explosive growth of the Internet and network services. Advances in wireless telecommunication technologies led to the development of such devices as personal digital assistants ("PDAs") and PICs, and enabled the growth of paging and cellular telephone networks. Devices such as notebook and subnotebook computers with modems (both wireline and wireless) have allowed mobile professionals to connect to their PCs from almost any location, as well as to access on-line information and electronic mail services while traveling worldwide. In addition, communication and information needs have stimulated the growth of the Internet, on-line networks and corporate intranets. These networks now host a variety of services such as e-mail, database searching, conferencing, electronic commerce, games, software libraries and electronic newspapers and magazines.

     However, despite the proliferation of communication devices and the development of the Internet, on-line networks and corporate intranets, significant barriers remain to fulfilling user needs for access to and management of personal, professional and public information. The hardware designs and software technologies which enable today's communication are complex. Information, though widely available, can be either inaccessible or accessible only by navigating through a host of phone systems, operating system platforms, databases and networks. As a result, significant amounts of time and effort are required of those who use and depend on these devices, networks and services to communicate and obtain information.

     The Company believes the problem of accessing and processing all of the information available from communication devices, networks and services is particularly acute for mobile business professionals. Today's mobile professional, working out of the home or small office, may have a cellular phone, a pager, a computer, a fax machine, an electronic mailbox on the Internet, and a voicemail service. Whether on the road, in a plane or at the office, success for the mobile professional depends in large part on the ability to easily and quickly access, sort through and respond to the messages delivered to each of these communication devices, and to obtain information necessary to the conduct of business from proliferating networks and services.

MARKETS AND PRODUCTS

NETWORK SERVICE

     In February 1997, General Magic announced that it is developing an advanced network service which will simplify and consolidate communications and manage proliferating information resources for mobile business professionals and other consumers. The network service, which will be based on Internet, computing and telecommunications standards, leverages the Company's experience in innovative graphical user interface design, integrated communication applications and intelligent agent technology. The Company anticipates that its network service will be accessible from any standard communication device, and will give the user command of personal, professional and public information.

     General Magic plans to market its network service to those whose time and resources are limited and for whom communication is critical, such as mobile business professionals in the small office, home office market. The mobile business professional must maintain access to personal and professional information and developments, respond to customers and communicate with colleagues, family and friends at any time and from any location. General Magic's network service is designed to meet these objectives by offering a single point of access to all communications, integrated with personal information management tools and customized public content delivery. Small office, home office professionals, most of whom do not have access to dedicated information management systems or the benefit of administrative support staff, may derive unique value from this shared network solution. The Company expects to distribute the network service to these users both by partnering with telecommunications companies, and through direct marketing efforts. The Company also may seek partners to bring the benefits of the network service to other segments of the mobile business professional market or to broader markets, including the enterprise and consumer markets.

     Competition in advanced network information services is intense and expected to grow in coming years. For example, the regional telephone operating companies may extend their service offerings to compete with General Magic's network service. Software developers such as Microsoft and Oracle Corporation, and voicemail hardware, software and service providers such as Octel Communications Corporation, Centigram, Wildfire and others may extend the capability of their software offerings to include many, if not all, of the features being developed for the Company's network service. In addition, on-line service providers and Internet service providers such as America Online, CompuServe Corporation and Netcom may enhance their services to compete with the Company's network service. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors -- Competition."

     General Magic expects to demonstrate a pilot version of its network service to a limited number of users during the summer of 1997, and an expanded test bed service is scheduled for testing later in the year. The Company expects that the network service will be fully operational by mid-1998. There can be no assurance, however, that the Company will be able to develop the network service it envisions, or that such service will be commercially successful at any time in the future. The Company is subject to all of the risks inherent in the establishment of a new business enterprise. General Magic must, among other things, establish technical feasibility and complete development of certain software and hardware technology, enter into key partnering arrangements and respond to competitive developments. The failure to accomplish any of these could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

MAGIC CAP

     Magic Cap software is an integrated, communication applications platform, initially designed for PICs. General Magic also has delivered a version of its Magic Cap platform executing as an application on Windows-based PCs, called Magic Cap for Windows 95 ("MCW"). Magic Cap integrates Web browsing, electronic mail, fax, telephone, paging, infrared beaming and other means of communicating with an intuitive user interface which is designed to make electronic mail and personal information management pervasive and simple to use.

     General Magic developed releases 1.0 and 1.5 of its Magic Cap software for PICs. Sony Corporation ("Sony") began shipping its Magic Cap 1.0-based Magic Link PIC-1000 in September 1994, and its PIC-2000 based on Magic Cap 1.5 in December 1995. Motorola, Inc. ("Motorola") began shipping its Magic Cap 1.0-based Envoy PIC in December 1994, and in April 1996, Motorola shipped a version of its Envoy based on version 1.5 of Magic Cap. Sony and Motorola have each since announced they have ceased the manufacture of these products. Matsushita Electric Industrial Co. Ltd. ("Matsushita") provided NTT-Fan, a joint venture among Nippon Telegraph and Telephone Corporation ("NTT"), Sony and AT&T Corp. ("AT&T"), with Matsushita's NeoNet product, which is based on Magic Cap 1.5, for use by customers of the Paseo trial service in Japan. The Paseo trial service has concluded and the NeoNet has not been made commercially available outside the trial.

     In January 1997, General Magic shipped Magic Cap 3.0 software for next generation PICs to its Magic Cap partners. This software executes on a new hardware reference design which (i) contains performance improvements, (ii) has a localizable user interface and (iii) allows Magic Cap licensees to tailor the functionality of communicators to specifically meet the licensee's product needs. The Company is currently working with certain of its licensees to develop Magic Cap devices, some of which may serve to expand the user base in selected markets for the Company's network service. The affordability and ease of use of these devices are expected to appeal to small office professionals and consumers who may otherwise have limited or no access to networks and on-line services. However, there can be no assurance that any of the Company's licensees will develop commercially available products based on Magic Cap technology.

     In October 1996, General Magic shipped a version of its Magic Cap platform executing as an application in the Microsoft for Windows 95 operating environment. MCW incorporates the same communications-centric user interface that is found in Magic Cap-based PICs. General Magic initially distributed MCW through the retail channel. The target customers for this product were small business professionals. The Company executed advertising and public relations campaigns to support the roll-out, and MCW received critical acclaim. Though initial channel pick-up was good, the performance of the channel did not ultimately meet expectations. The Company has concluded that the retail channel is not a cost-effective way for it to reach the small business professional market. In addition, there is considerable competition in this market from products such as Microsoft's Outlook, and Starfish Software's Internet Sidekick. The Company currently is reviewing the channel strategy for this product.

     General Magic has developed hardware reference designs for both its first and second generation of Magic Cap-based PICs. General Magic licenses these designs with its Magic Cap software to enable PIC manufacturers to bring their products to market more quickly than if these products had to be designed independently. The Company's first generation hardware reference design operates on the Motorola 68000 family of microprocessors. The Company's second generation hardware reference design is intended to permit licensees to develop higher performance, lower cost products by incorporating a MIPS R3000 family RISC microprocessor and more integrated hardware. Third party software applications written to execute on the Company's first generation hardware reference design must be recompiled and converted in order to run on the Company's second generation hardware reference design.

     General Magic also has created several different hardware and software technologies in an attempt to reduce the cost of materials needed to create Magic Cap-based PICs. The Company designed and developed in partnership with semiconductor manufacturers two new ASICs to reduce the cost and size and improve the performance of the Magic Cap hardware reference design. The Company has licensed third parties with the right to exploit these modules in products other than Magic Cap-based PICs, including devices running the Microsoft Windows CE operating system. Additionally, the Company developed software modem technology that executes on many standard microprocessors. In February 1997, General Magic transferred this technology to AltoCom, Inc. ("AltoCom"), a company founded by former General Magic employees. General Magic retained an interest in AltoCom, a share of the revenue stream generated by existing software modem products, and certain non-exclusive rights to new technology to be developed by the newly formed company.

     With its Magic Cap technology, General Magic faces competition from companies which offer or are expected to offer operating system software for PICs, including Microsoft and Geoworks. In addition, Magic Cap-based PICs compete with certain existing hand-held personal organizers, PDAs and notebook and subnotebook computers such as Apple's Newton products, the Sharp Zaurus product family and Psion's Series 3 palmtop computers. The Company also faces competition in the market for easy to use, inexpensive Internet connectivity solutions. Oracle, Diba, Apple, WebTV, Microsoft, Philips, Zenith and others have announced or demonstrated easy-to-use Internet access devices. There can be no assurance that the Company's Magic Cap technology will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Competition."

TELESCRIPT

     In February 1997, the United States Patent and Trademark Office ("PTO") issued the Company a pioneering patent on technology conceived to employ autonomous software programs, or agents, for intelligent communication across networks. The technology enables the creation of user-programmable agents capable of moving across a network from one device to another. Upon arrival, an agent may perform various tasks, such as delivering a message, querying a database or executing a transaction, before returning requested information to the user. Agents may also be programmed to meet and interact with one another. The user need not maintain ongoing communication with the agent as it performs its tasks, permitting reduction in computing and communication time and cost, and conservation of increasingly limited network resources.

     Telescript is the Company's first implementation of its patented agent technology. It is comprised of two significant components: a programming language that enables the creation of agents, and an engine, or virtual machine, that executes agents and transports them from one device to another over a network.

     The Company focused its initial marketing efforts on licensing telecommunications network carriers with the right to create Telescript-based computer networks. General Magic expected that Telescript-enabled networks would provide the platform for communicating applications permitting new methods of communication, entertainment, and electronic commerce. In 1994, AT&T was the first to deploy a Telescript-based commercial on-line service, called PersonaLink. In 1995, NTT announced that it, together with Sony and AT&T, had formed a joint venture known as NTT-Fan for the purpose of offering a Telescript-enabled English language pilot service in Japan. The pilot service, called Paseo, was launched in March 1996. Also in 1995, France Telecom announced a Telescript-based pilot service in France, called Pyramide. In 1996, PTT Telecom ("PTT"), a telecommunications provider in the Netherlands, entered a commercial Telescript license agreement with the Company. Also in 1996, Fujitsu Ltd. ("Fujitsu") initiated a Telescript-enabled pilot service in Japan. The Company planned ultimately to interconnect such proprietary Telescript-based networks to create a global electronic marketplace of goods, services and ideas.

     During the development and early deployment of Telescript, however, the market landscape changed dramatically. The World Wide Web grew explosively, and began to emerge as the foundation for the electronic marketplace envisioned by General Magic. Early in 1996, AT&T disclosed that it was evaluating whether to migrate its Telescript-based PersonaLink Service subscriber base to its Web-based service.

     In response to these developments, the Company announced in June 1996 its plan to transition Telescript from a proprietary networking environment to an open standards environment designed to take advantage of the momentum of the Internet and the World Wide Web. In July 1996, the Company shipped two new Telescript-derived products, Tabriz AgentWare and Tabriz Agent Tools. These products included a set of libraries and application programming interfaces that permitted creation of agents in the Telescript language from a standard Web browser. The agents could execute on any hardware platform to which a Telescript-derived Tabriz engine had been ported.

     The success of Tabriz depended on the global deployment of the Tabriz engine and the widespread adoption of Tabriz by third party applications developers. To promote the adoption of Tabriz by network service providers and applications developers, the Company distributed its Tabriz Agent Tools product free of charge. The Company priced its Tabriz AgentWare product at $4,995, but distributed it free as well for the first ninety days. Initially available for UNIX-based servers, the Company ported the Tabriz software to Microsoft NT, and released an evaluation version to selected customers in December 1996. The Company also sought relationships with original equipment manufacturers, value added resellers and system integrators, and worked with its Telescript licensees to transition them to the Tabriz products.

     Despite the Company's efforts, network service providers have not deployed Tabriz on a widespread basis, but instead have gravitated to the Java virtual machine for the execution of network applications. Similarly, third party applications developers have rallied around a small set of popular programming languages with well accepted tools and components, including Visual Basic, C++ and Java. Under these circumstances, the Company does not believe that its Tabriz products will achieve market acceptance. During this period, PTT elected not to proceed under its commercial Telescript license agreement; in August 1996, AT&T terminated its PersonaLink Service; and in January 1997, NTT terminated the Paseo trial. The Company does not expect France Telecom to incorporate Telescript technology in a commercial service.

     As a result of the foregoing developments, the Company has redirected its agent infrastructure development effort to the Java and Active-X platforms. The Company is seeking partners to assist in completing this research and development effort, and is developing a patent licensing strategy. The Company continues to support those of its Telescript licensees that are pursuing research and development of agent technology, and is actively participating in relevant standards setting organizations to insure deployment of mobile agent infrastructure throughout the Internet.

STRATEGIC ALLIANCE

     General Magic formed a strategic alliance with leading computer and consumer electronics manufacturers and large telecommunications network operators to leverage the Company's limited resources by capitalizing on the manufacturing, marketing, distribution and network service capabilities of these alliance members. Each member of the strategic alliance was entitled to appoint two representatives to the Company's Founding Partners Council ("Council"). The Council met periodically with the Company's senior management to discuss and advise on the Company's research and product development efforts. In December 1996, the members of the Council agreed to dissolve the Council in favor of establishing independent customer relationships with the Company. At present, no alliance member is commercially shipping Magic Cap-based products and only Fujitsu has an operating network service that incorporates the Company's Telescript technology. The Company continues to work with some alliance partners on next generation Magic Cap products and on the development of its agent technology.

PRODUCT DEVELOPMENT

     BACKGROUND. Since its inception, the Company has focused its internal development efforts on its Magic Cap and Telescript technologies. The Company also employs independent contractors to perform certain development functions and has licensed certain technology from third parties for incorporation into its Magic Cap and Telescript technologies. Thus, a substantial majority of the Company's expenses to date have been for research and product development. During 1996, 1995 and 1994, the Company's research and development expenditures were $23.0 million, $19.3 million and $13.4 million, respectively.

     RESEARCH AND DEVELOPMENT INITIATIVES. Continued investment in research and product development is critical to the Company's success, particularly with respect to the development of its advanced network service. The Company continues to enhance its existing products and technologies and develop new products and services to improve General Magic's competitiveness in the market; to give existing licensees improved price/performance; and to create better revenue opportunities for the Company.

     MAGIC CAP APPLICATIONS DEVELOPMENT. Magic Cap software is an integrated communication platform that supports applications development. The Company has an active tools development program to enable creation of products and services tailored to meet specific market demands. To assist its developer community, General Magic also provides technical support for the development of Magic Cap software solutions.

SALES AND MARKETING

     The Company's sales activities consist primarily of the day-to-day management of the Company's partner relationships and channel development. The Company focuses a significant portion of its sales efforts on partner relationships in order to coordinate ongoing and future research and product development efforts. Upon the licensing of the Company's technology, the Company generally offers customer engineering for an additional fee, which includes development and technical engineering to assist in the development of commercial products based on the Company's technologies, and second-tier customer support to assist with end user support. The Company offers additional consulting services on a case-by-case basis at the Company's then-current consulting rates.

     The Company's marketing activities consist primarily of product marketing, marketing communications and applications developer support services. General Magic's product marketing activities include customer research, product and service definition and strategy, and strategic partnering and business development efforts. The Company's marketing communications activities are intended to establish the corporate identity of General Magic and its brands and educate the buying public as well as third party developers and service providers about General Magic technologies and products. Marketing communications activities include corporate brochures, pamphlets, videos and other educational materials in support of conferences, trade shows, marketing programs and the distribution channels. Developer support services are intended to attract and support a community of independent applications developers whose applications build on and enhance the Company's products and services.

PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. In February 1997, the PTO issued the Company a pioneering patent with respect to its agent technology. The Company has filed counterpart patent applications in Canada, Europe and Japan. There can be no assurance that the patent laws will provide effective legal or injunctive remedies to stop any infringement of this patent, or that the patent will not be challenged, invalidated or circumvented. Also, there can be no assurance that the rights granted under the patent will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent to or superior to the Company's technology.

     The Company has also filed with the PTO five patent applications regarding certain features of the Magic Cap software, two of which have been allowed but not granted, and five patent applications with respect to certain hardware components of the Magic Cap hardware reference design. No assurance can be given that the Company's pending patent applications will result in the issuance of patents or that any patents will provide competitive advantages or will not be invalidated or circumvented by its competitors.

     The Company relies in part on copyright laws to prevent unauthorized duplication of its software and documentation. The Company has not sought protection of any of its semiconductor designs under the mask work rights laws, but may do so in the future. However, existing copyright and mask work laws afford only limited protection, especially in certain jurisdictions outside the United States where the Company may license its technology. The Company has granted sublicensing rights for Telescript source code to certain licensees, who may use or distribute systems containing Telescript source code in certain countries which do not afford the same degree of intellectual property protection as do the laws of the United States, thereby increasing the risk of misappropriation of the Telescript source code. The Company has also published the Telescript language specifications, which may ease the process of cloning the Company's Telescript interpreter. Unauthorized parties may copy the Company's technologies or reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Moreover, the protection provided to the Company's proprietary technology by the laws and courts of foreign nations against piracy and infringement will not, in all cases, be substantially similar to the remedies available under U.S. law.

     The Company has applied for trademark protection in the United States and various foreign countries for the General Magic name and logo, the Magic Cap and Telescript names and logos, and various other product names. The Company has licensed its name and various logos for use in connection with Magic Cap-based products and services which comply with applicable General Magic functional specifications.

     The Company also relies on certain software that it currently licenses and will license from third parties, including software that will be integrated with internally developed software and used in the Company's network service to perform key functions. There can be no assurance that such third parties will remain in business, that they will develop or support their technology or that their technology will be available to the Company on commercially reasonable terms. The inability to secure and maintain these software licenses could result in delays or cancellations in the development of the Company's network service and product shipments until equivalent software can be identified and licensed or developed, and integrated with the Company's services and products. Any such delay or cancellation could materially adversely affect the Company's business, operating results and financial condition.

     From time to time, the Company has received communications from third parties claiming the features or content of certain of its or its licensees' products may infringe intellectual property rights of such parties. It is the Company's practice to review all such claims and determine if a license is appropriate. To date, no such claim has resulted in litigation against the Company. However, as the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software will increasingly become the subject of claims that such software infringes the rights of others. In addition, the Company could be liable for contributory infringement claims with respect to certain features of its hardware reference design for Magic Cap-based devices. The Company has agreed to indemnify its Magic Cap and Telescript licensees against third party infringement claims up to certain limits of liability. There can be no assurance that any infringement or indemnification claims will not be made against the Company in the future. The Company could incur substantial costs in defending itself or its licensees in litigation brought by third parties alleging infringement or in prosecuting infringement claims against third parties, or in seeking a determination of the scope and validity of the proprietary rights of others. Any such dispute could be costly and a diversion of management's attention, which by themselves could have material adverse effects on the Company's results of operations and financial condition. Adverse determinations in any such dispute could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technologies, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any of the Company's licensees determine that any additional third party licenses are required as a result of such dispute, there can be no assurance that any such licensee will not decide to discontinue distribution of products and services incorporating the Company's technologies.

EMPLOYEES

     As of December 31, 1996, the Company had 180 full-time employees, of whom 134 were primarily engaged in engineering and marketing, 18 in sales and customer engineering and 28 in administration and finance. In January 1997, the Company terminated approximately 30 employees in connection with its change in strategy. None of the Company's employees are represented by a collective bargaining agreement. The Company has experienced no work stoppages and believes that its employee relations are good. Competition for employees in the computer and software industries is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract, assimilate and retain highly skilled technical, marketing and management personnel. The Company has experienced high employee attrition in the past fifteen months. See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors -- Limited Resources, -- Personnel."

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 28, 1997, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

NAME                                     POSITION WITH THE COMPANY         AGE   EMPLOYED SINCE
---------------------------------  --------------------------------------  ---   ---------------
Steven Markman, Ph.D.............  Chairman, Chief Executive Officer,      51    September 1996
                                     President, and Acting Chief
                                     Financial Officer
Martha E. Coleman................  Vice President, Marketing               42      April 1996
                                     Communications
Mary E. Doyle....................  General Counsel and Secretary           44       July 1996
David P. Duckworth...............  Vice President, Worldwide Field         39    September 1996
                                     Operations
Jeffrey F. McElroy...............  Vice President and General Manager,     32       June 1996
                                     Active Applications and Services
Elena M. Morera..................  Vice President, Human Resources         45       July 1996
Anthony M. Rutkowski.............  Vice President, Internet Business       53     January 1996
                                     Development
Steven D. Schramm................  Vice President and General Manager,     37      March 1992
                                     Communication Products Division
Kevin J. Surace..................  Vice President and General Manager,     34     November 1996
                                     Products and Network Solutions
James E. White...................  Vice President and Chief Technical      49      April 1991
                                     Officer, Telescript Technology

     Steven Markman joined the Company as Chairman, Chief Executive Officer and President in September 1996, and in December 1996 assumed the responsibilities of Acting Chief Financial Officer. Prior to joining the Company, Dr. Markman served as executive vice president and general manager of the Products Group of Novell, Inc. ("Novell") from January 1996 to September 1996. Prior to that, Dr. Markman was executive vice president and general manager of the Information Access and Management Group at Novell from August 1994 until January 1996. Dr. Markman served as vice president of engineering at First Pacific Networks from March 1994 to August 1994, and was a principal at Venture Consulting from September 1993 through March 1994. From February 1993 to May 1993, Dr. Markman was acting Chief Executive Officer of Adaptive

Corporation which was merged with Network Equipment Technologies ("NET") in May 1993. Dr. Markman served as senior vice president and general manager of the Network Systems Group of NET from April 1991 to May 1993. Dr. Markman holds a B.S. and an M.S. in Electrical Engineering and Electrophysics, respectively, from the Polytechnic Institute of Brooklyn. He also received his Ph.D. in Electrophysics from the Polytechnic Institute of New York.

     Martha E. Coleman joined the Company in April 1996 as Vice President of Marketing Communications. Previously, Ms. Coleman was director of public relations for Sun Microsystems Computer Company, managing the worldwide public relations group from September 1989 through April 1996. Ms. Coleman holds a B.A. in Psycholinguistics from the University of California, Santa Cruz. She also holds an M.A. in Marketing Communications from San Francisco State University.

     Mary E. Doyle joined the Company in July 1996 as General Counsel and Secretary. From July 1984 to June 1996, Ms. Doyle served in various capacities in the corporate legal department of Teledyne, Inc., most recently as general counsel of the Aerospace and Electronics segment. Ms. Doyle received an A.B. in Biology and Economics from the University of California, Santa Cruz, and a J.D. from the University of California, Berkeley.

     David P. Duckworth joined the Company in September 1996 as Vice President, Worldwide Field Operations. Previously, Mr. Duckworth served as vice president of sales and marketing for Object/FX Corporation from September 1994 until September 1996. Prior to that, Mr. Duckworth was director of channels development for Racotek from December 1993 through September 1994. From October 1992 until December 1993, Mr. Duckworth was vice president of sales and marketing for Aggregate Computing. Prior to that, he was director of channels development for Sybase from September 1989 to October 1992. Mr. Duckworth holds a B.S. from Stanford University in Business Information Systems.

     Jeffrey F. McElroy has served as Vice President and General Manager of the Company's Active Applications and Services since June 1996. Mr. McElroy joined the Company as a result of the Company's acquisition of Conterra Software, where he was president and co-founder since its inception in April 1996. Previously, Mr. McElroy founded Conterra Communications in March 1995, where he served as its president until April 1996, and where he continues to serve as chairman of the board. From September 1988 to April 1996, Mr. McElroy held a variety of positions with NCR Corporation, most recently as manager of research and development. Mr. McElroy holds a B.S. and an M.S. in Electrical Engineering from the University of South Carolina.

     Elena M. Morera joined the Company in July 1996 as Vice President of Human Resources. Prior to that, Ms. Morera served as vice president, human resources for Scantron Corporation from July 1992 to July 1996. Previously, Ms. Morera was manager of employment and employee relations for Calcomp from April 1988 until July 1992. Ms. Morera holds a B.S. in Education from the Florida International University, and earned her M.A. in Management from the Claremont Graduate School.

     Anthony M. Rutkowski has served as the Company's Vice President for Internet Business Development since January 1996. Before joining the Company, Mr. Rutkowski was co-founder of the Internet Society, and served as its vice president from 1992 to 1994, and executive director from February 1994 through December 1995. Prior to that, he served as director of technology assessment in the Strategic Planning Group of Sprint International from February 1992 to February 1994, and was Counselor to the Secretary General of the International Telecommunication Union, the world's intergovernmental organization for telecommunications, from November 1987 to January 1992. Mr. Rutkowski holds a B.S. in Electrical Engineering from the Florida Institute of Technology, and a J.D. from the Washington College of Law.

     Steven D. Schramm has served as Vice President and General Manager of the Company's Communication Products Division since June 1996. Prior to that, he served as Vice President and General Manager of the Company's Magic Cap Division from September 1995 to June 1996. From September 1994 to September 1995, Mr. Schramm served as Vice President, Engineering, and from March 1992 to September 1994, as Director of Communication Engineering of the Company. Prior to joining the Company, Mr. Schramm served as a program manager at Teknekron Communication Systems, from January 1990 to March 1992, where he led the development of network management systems. Mr. Schramm holds a B.S. in Mathematical Sciences from Stanford University.

     Kevin J. Surace joined the Company in November 1996 as Vice President of Telephony Solutions. In January 1997, Mr. Surace became Vice President of Products and Network Solutions. From March 1996 until November 1996, Mr. Surace was an independent executive consultant in the Internet, wireless, software and telecommunications industries. Previously he held several positions including president and chief executive officer of Air Communications from September 1992 until March 1996. Prior to that, Mr. Surace was director of marketing and sales for Hestia Technologies from October 1989 through September 1992. Mr. Surace earned his B.S. in Electrical Engineering Technology from the Rochester Institute of Technology.

     James E. White has served as Vice President and Chief Technical Officer, Telescript Technology of the Company since February 1992, after serving as Director of Communications Engineering from May 1991 until February 1992. Prior to joining the Company, Mr. White co-founded and served as a principal in RAPPORT Communication, an electronic messaging consulting company, from 1988 through May 1991. In addition, Mr. White served as the CCITT editor of the X.400 Recommendations for worldwide standards for electronic mail and as the CCITT Special Rapporteur for X.400. Mr. White was a principal contributor to the CCITT group that created X.500. Mr. White received his B.S. in Electrical Engineering from the University of California, Santa Barbara, and an M.S. in Computer Engineering from Stanford University.

ITEM 2.  PROPERTIES.

     The Company's principal administrative, marketing, manufacturing and research and development operations are located in a single building in Sunnyvale, California. This facility consists of approximately 117,000 square feet and is occupied under a lease which expires in June 2002. For certain software development activities the Company maintains a small satellite office in South Carolina under a lease expiring in 1997. The Company also has a sales and support office in Paris consisting of approximately 250 square feet and in Tokyo consisting of approximately 4,100 square feet. Both leases expire in 1997. The Company is in the process of subletting excess space in its Sunnyvale facility, and terminating the lease of the Paris office. With respect to its Tokyo and South Carolina facilities, the Company believes it will be able to renew the leases, or find alternative office space, without disrupting its operations and on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company effected an initial public offering ("IPO") on February 9, 1995 with its common stock traded on the Nasdaq National Market under the symbol "GMGC." As of December 31, 1996, there were 356 stockholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of the Company's common stock as reported on the Nasdaq National
Market:

                                                                       PRICE RANGE
                                                                   --------------------
                                                                     HIGH        LOW
                                                                   --------    --------
        CALENDAR 1996:
        First Quarter............................................  $  11.75    $   5.50
        Second Quarter...........................................  $   8.75    $   3.88
        Third Quarter............................................  $   7.38    $   3.50
        Fourth Quarter...........................................  $   4.25    $   2.06
        CALENDAR 1995:
        First Quarter (since February 9, 1995)...................  $  32.00    $  13.00
        Second Quarter...........................................  $  14.88    $  10.88
        Third Quarter............................................  $  18.13    $  12.75
        Fourth Quarter...........................................  $  15.13    $   9.88

     The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data is derived from the Company's audited consolidated financial statements. This data should be read in conjunction Item 8, Consolidated Financial Statements and Supplementary Data thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                           PERIOD FROM
                                                                                             5/1/90
                                                  YEARS ENDED DECEMBER 31,                 (INCEPTION)
                                    ----------------------------------------------------       TO
                                      1996       1995       1994       1993       1992      12/31/96
                                    --------   --------   --------   --------   --------   -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS:
Total revenue.....................  $  5,917   $ 14,165   $  2,500   $     --   $     --    $   22,582
Cost of other revenue.............     2,760      2,113         --         --         --         4,873
Research and development..........    23,028     19,297     13,426      8,914      5,291        72,875
Selling, general and
  administrative..................    23,944     18,092     10,394      8,483      5,132        67,520
Write-off of acquired technology
  and in-process research and
  development.....................     1,542         --         --         --         --         1,542
Restructuring.....................     3,170         --         --         --         --         3,170
Loss from operations..............   (48,527)   (25,337)   (21,320)   (17,397)   (10,423)     (127,398)
Total other income, net...........     3,024      5,932        314        356        368        10,335
Loss before income taxes..........   (45,503)   (19,405)   (21,006)   (17,041)   (10,055)     (117,063)
Income taxes......................       131      1,214        525        400         --         2,270
Net loss..........................   (45,634)   (20,619)   (21,531)   (17,441)   (10,055)     (119,333)
Net loss per share................     (1.74)     (0.84)     (1.36)     (1.11)     (0.69)        (6.98)
Shares used in computing per share
  amounts.........................    26,181     24,451     15,803     15,699     14,630        17,101
FINANCIAL POSITION:
Cash and cash equivalents.........  $ 23,706   $ 40,563   $ 34,021   $  8,483   $  7,932
Short-term investments............    44,157     64,162      6,726      2,512         --
Total assets......................    75,936    115,866     45,891     13,432      9,812
Capital lease obligations, net of
  current portion.................       241      1,247      1,603         --         --
Deferred revenue, noncurrent......     8,200     15,760     10,600      8,000      1,600
Other long-term liabilities.......     1,128      1,455        936        442        477
Redeemable convertible preferred
  stock...........................        --         --         --     30,454     19,449
Total stockholders' equity
  (deficit).......................    45,462     89,092     24,929    (30,618)   (13,332)
Working capital...................    48,670    100,419     33,412      6,148      6,609

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this
Item 7 and elsewhere in this Form 10-K that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     General Magic has developed two platform technologies, Magic Cap and Telescript. The market for devices incorporating Magic Cap has been slow to develop and the Company has not generated significant royalty revenues in connection with its Magic Cap licensing efforts to date. In addition, the Internet has emerged as the public data communications network of choice, thereby reducing the market opportunity for the proprietary Telescript platform. To respond to these developments, General Magic has redirected its business strategy. It is developing and marketing an advanced network service based on Internet, computing and telecommunications standards. The network service is designed to provide an integrated communications and information management solution to mobile business professionals and other consumers. The Company continues to work with its licensees to deliver products that incorporate Magic Cap technology, and to develop its agent technology for Internet applications. As a result of the redirection of its strategy, General Magic believes it will derive future revenues principally from the sale of its products and network services.

     The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its software technology, enter into key partnering arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to focus its efforts as a provider of an advanced network service is predicated on the assumption that in the future, the number of users of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

     The Company reported a net loss of $45.6 million, or $1.74 per share, for the year ended December 31, 1996 compared to a net loss of $20.6 million, or $0.84 per share, for the year ended December 31, 1995, and compared to a net loss of $21.5 million, or $1.36 per share, in 1994.

     In the fourth quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. As a result of the lack of demand for the Company's products, primarily attributed to the emergence of the Internet and the failure of the PIC market to develop, the Company adopted a new strategic direction and executed its restructuring plan.

     The Company expects that its operating results will fluctuate as a result of a number of factors, including, but not limited to: changes in the composition of the Company's revenues; the timing of new product and service introductions by the Company, its competitors and licensees; changes in the Company's level of operating expenses, including the Company's expenditures on research and development and promotional programs; development, production or quality problems on the part of the Company or any of its licensees; and the amount and timing of recognition of one-time license fees and royalties by licensees, as well as support and maintenance fees. As a result of the change in the Company's strategy, the timing of new customers for its products and services and the possible refund by the Company of certain prepaid royalties, significant period fluctuations in the Company's operating results, liquidity and capital resources may occur. The Company expects that the fluctuations in its revenue will result in inconsistent margin trends affected by changes in its revenue composition and the associated cost.

REVENUE

     Total revenue was $5.9 million, $14.2 million, and $2.5 million in 1996, 1995, and 1994, respectively. The decrease in 1996 compared to 1995 was primarily due to lower license fees for Magic Cap and Telescript technologies. The increase in 1995 compared to 1994 was due to increased license fees for both technologies to new customers in Japan and Europe.

     The Company's revenues currently consist of license fees and royalties for Magic Cap, Telescript and software modem technologies and other revenue. Licensing revenue primarily represents revenue from nonrefundable, nonrecoupable licensing fees for the Company's technologies and royalty revenue from original equipment manufacturers' ("OEM") shipments of devices incorporating the Company's technology. Licensing revenue associated with OEM licensees is recognized upon shipment of the product incorporating the Company's technology to the OEM's customers provided that the collection of the related receivable is deemed probable. Royalties associated with potential OEM product returns is estimated and provided for in the period of sale.

     Other revenue represents fees earned under customer specific engineering, maintenance and support services contracts. Fees from customer-specific engineering projects are recognized under the percentage-of-completion method based on achievement and acceptance of milestones or as services are performed. Support and maintenance fees are recognized over the period the service or maintenance is provided.

     As the Company redirects its efforts to the development and implementation of a network service business, the Company expects its revenues will remain low throughout 1997.

COST OF OTHER REVENUE

     Cost of other revenue was $2.8 million, $2.1 million and none in 1996, 1995 and 1994, respectively. Cost of other revenue is related to revenue attributable to customer specific engineering projects, maintenance and support services. It consisted primarily of personnel and equipment costs and fluctuates due to variable customer-specific services.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 19% in 1996 to $23.0 million from $19.3 million in 1995 which represented a 44% increase from 1994 expenses of $13.4 million. These increases supported the Company's product development efforts and are primarily attributable to staffing needs, fees to outside contractors, depreciation, maintenance, and prototype development expenses. To date, the Company has expensed all software development costs as incurred.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 32% in 1996 to $23.9 million from $18.1 million in 1995 which represented a 74% increase from 1994 expenses of $10.4 million. This increase was primarily due to increased marketing programs, expanding the Company's domestic and international sales efforts and providing more licensee support. Additional administrative expenses related primarily to increased staffing and facility costs required to support headcount growth in 1995 through mid-1996.

     As a result of the restructuring plan, the Company expects that selling, general and administrative expenditures in 1997 will decrease compared with 1996 levels.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In April 1996, the Company purchased rights to two Internet applications from Active Paper, Inc. At that time, the purchase cost of $1.6 million associated with this acquisition was capitalized. On September 30, 1996, the Company determined an impairment of this asset had occurred and recorded a $1.3 million write-off of the asset.

     In July 1996, the Company acquired certain assets from Conterra, Inc. for $0.2 million, a significant portion of which was charged to in-process research and development.

RESTRUCTURING

     For information regarding the Company's restructuring actions, see Note 5 to Consolidated Financial Statements in Item 8.

OTHER INCOME, NET AND INCOME TAXES

     For the years ended December 31, 1996, 1995 and 1994, total other income, net was $3.0 million, $5.9 million and $0.3 million, respectively, and consisted primarily of interest income and expense. The decrease in 1996 compared to 1995 was due to the Company's declining cash, cash equivalent, and short term investment balances. In addition, in 1996 the Company began accruing for interest due under certain master license agreements. The increase from 1994 to 1995 was due to interest income earned on short-term investments of cash proceeds from the Company's initial public offering of common stock in February 1995. Future interest income is likely to decrease as cash equivalents and short-term investments are consumed by the Company's normal operating requirements, unless additional cash, if any, is generated through future financings.

     Income taxes, which amounted to $0.1 million, $1.2 million and $0.5 million in 1996, 1995 and 1994, respectively, related to foreign withholding taxes on revenue generated from the Company's Japan-based customers.

     As of December 31, 1996, the Company had available net operating loss carryforwards for federal and California state income tax purposes of approximately $98.6 million and $50.0 million, respectively. The loss carryforwards expire at various dates through 2011. As described in Note 11 to Notes to Consolidated Financial Statements in Item 8, the utilization of the Company's net operating loss carryforwards against taxable income in future periods may be subject to an annual limitation if a cumulative change in ownership of more than 50% of the Company occurs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances which totaled $67.9 million as of December 31, 1996, down approximately from $104.7 million as of December 31, 1995. The decrease is due to operating losses and capital expenditures in 1996.

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

     Under the Company's five original Magic Cap license agreements, if the royalty prepayments are not fully recouped by the fifth anniversary of the agreements (November 30, 1997), the licensees are entitled to repayment of the unrecouped amount plus accrued interest. In June 1996, the Company negotiated with one of its licensees to accelerate repayment of unrecouped prepaid royalties in exchange for the licensee waiving certain rights granted to it by the Company in a separate agreement. The payments are due on a quarterly basis beginning July 1996, in equal installments of $0.4 million plus accrued interest. The final payment less any recouped advances, is due October 1997. In addition, further recoupment of royalties against prepayments is not anticipated for three of the five original Magic Cap licensees. As a result, in 1996 the Company reclassified, in the aggregate, approximately $9.0 million from current and noncurrent deferred revenue to accrued expenses for the repayment of prepaid royalties associated with the four licensees. Less payments made in 1996 and with accrued interest, $10.0 million is accrued as of December 31, 1996. In September 1996, the Company entered into an agreement with the fifth original Magic Cap licensee which, among other things, permits the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment, amends the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extends the date for refund of unrecouped prepaid royalties to November 2, 1999, and provides that no interest shall be due upon any refund. As a result of this new agreement, the unrecouped prepaid royalty of $2.2 million remains in noncurrent deferred revenue as of December 31, 1996.

     Additionally, in 1994 and 1995, three stockholders entered into license agreements for certain Magic Cap technology. These license agreements provide for the payment of a $2.5 million up front, nonrefundable, nonrecoupable technology fee. These license agreements also provide for the payment of up to $2.5 million in prepaid royalties in the event the Company meets certain technology milestones. These prepayments are to be offset at a rate of $0.50 for every dollar of royalties payable by the licensees upon shipments of products incorporating the Company's technology. If the Company fails to deliver on the final technology milestones, the licensees may terminate the agreement and obtain a refund of only unrecouped royalties in two equal annual installments of principal, plus interest from the termination date. During the fourth quarter of 1996, each of the licensees demanded delivery of the final milestone due under the terms of the agreements. In subsequent correspondence, one of the licensees further asserted that changes in the Magic Cap product strategy made by the Company to address the Internet resulted in substantial but unspecified damages, for which it seeks compensation. On or about January 24, 1997, the Company delivered the final product milestone, which is currently being evaluated by the licensees. The Company believes that the delivery of the final product milestone was timely and that the deliverable complies with the requirements of the agreements. If any of the licensees ultimately rejects the final deliverable, however, the sole and exclusive remedy available under each agreement is termination of the agreement and refund of any advance royalties paid thereunder. Such a refund would be payable in two equal annual installments of principal and interest at the prime rate, with the first payment due one year following termination of the agreement. The advance royalties paid to date by the licensees total $6.0 million and are classified in noncurrent deferred revenues in the accompanying consolidated balance sheet.

     There is no assurance that any of the Company's licensees will continue to develop Magic Cap products. Therefore, it is uncertain when prepaid royalties will be recognized as revenue or if they will be fully recouped.

     The Company expects that its cash, cash equivalents and short-term investment balances of $67.9 million as of December 31, 1996 will be adequate to fund the Company's operations through 1998. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company's Magic Cap licensees develop and introduce their products and services; the market acceptance and competitive position of new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the products and services based on the Company's technologies. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to significantly limit its operations.

     As part of its business strategy, the Company assesses opportunities to enter into joint ventures, to acquire businesses, products or technologies and to engage in other like transactions. The Company has made no significant commitment or agreement with respect to such transactions at this time.

RISK FACTORS

     In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating the Company and its business before purchasing shares of the Company's stock.

CHANGE IN STRATEGY

     The Company is developing an advanced network service for mobile business professionals and other consumers. Since commencement of operations, the Company has been developing two platform technologies, Magic Cap and Telescript, which were designed to be incorporated into products and services of the Company's licensees. As a result, a large percentage of the revenue earned by the Company to date has been attributable to up-front license fees and customer support fees. In the future, the Company expects to derive revenues from sales of its products and network services.

     The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its software technology, enter into key partnering arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to focus its efforts as a provider of an advanced network service is predicated on the assumption that in the future, the number of users of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

     The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of December 31, 1996, the Company had an accumulated deficit of $119.3 million, with net losses of $45.6 million, $20.6 million and $21.5 million for the years ended December 31, 1996, 1995, and 1994, respectively.

     A large percentage of the revenue earned by the Company to date is attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. As a consequence of the Company's change in strategy, the Company does not currently anticipate significant revenues in 1997. See "Change in Strategy." In addition, under the terms of four of the Company's original five Magic Cap license agreements, the licensees are entitled to repayment of unrecouped prepaid royalties in 1997. The Company expects to continue to incur substantial losses at least through the year ending December 31, 1997. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

RAPID TECHNOLOGICAL CHANGE

     The communications technology market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's products and services obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new products and services (including its advanced network service) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of the user. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or consumer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

TECHNOLOGY DEVELOPMENT

     The Company's future success is based substantially upon its ability to develop new technology to enable it to provide an advanced network service, and to enhance its existing products and technologies. Software product development schedules are difficult to predict because they involve creative processes, use of new development tools and the learning processes associated with development for new technologies, as well as other factors. Moreover, because of its complexity, software frequently contains undetected errors or failures, especially when first introduced or when new versions or enhancements are released. There can be no assurance that despite testing by the Company, errors will not be found in new software developed by the Company. To provide an advanced network service, the Company also will require technology developed by third parties. The Company has limited control over whether or when such technologies will be developed or enhanced. The failure to timely develop the software technology, or the occurrence of errors in such technology, could prevent or delay market acceptance of the Company's advanced network service, which could have a material adverse effect on the Company's business, operating results and financial condition.

DISTRIBUTION RISKS

     In connection with the Company's change in business strategy, it must establish and maintain relationships with new distribution channels which will deliver access to the Company's network service. There is intense competition in establishing such relationships. There can be no assurance that the Company will succeed in establishing such relationships, or that if established, the Company will be able to maintain these relationships. The failure of the Company to successfully establish and then maintain these relationships could have a material adverse effect on the Company's business, operating results and financial condition.

     To date, the Company has distributed its Magic Cap and Telescript platforms directly to its licensees. Only Sony (with its Magic Link product), Motorola (with its Envoy product) and Matsushita (with its NeoNet product) developed commercial products based on the first generation of Magic Cap. Matsushita marketed the NeoNet only to customers of NTT's Paseo service. Only AT&T (with the AT&T PersonaLink Services) offered a commercial on-line service based on the Company's first generation of Telescript technology; AT&T terminated the PersonaLink service in August 1996. In Japan, NTT offered a Telescript-based English language pilot service (known as Paseo) and Fujitsu offered a Telescript-enabled pilot service (called the iMi service) based on the Company's first generation Telescript technology. The Paseo service was terminated in January 1997. The Company is currently working with certain of its licensees to deliver Magic Cap devices, and to develop its agent technology for Internet applications. However, there can be no assurance that these licensees will develop commercial products or services based on the Company's technologies.

     The Company released MCW to the retail channel in October 1996. While initial channel pick-up was good, the performance of the channel did not ultimately meet expectations. The Company believes it must establish distribution channels for Magic Cap products with independent distributors, OEMs, value added resellers ("VARs") and system integrators ("SIs"). There can be no assurance that the Company will be able to establish and maintain distribution channels with independent distributors, OEMs, VARs and SIs. Failure to timely establish these channels would likely have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON EMERGING MARKETS

     The Company's future financial performance will depend on the growth in demand for an advanced network service by mobile business professionals and other consumers. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for the Company's technologies are subject to a high level of uncertainty.

     Furthermore, the markets for PICs and agent technology are not yet established. Sales of Sony Magic Link, Motorola Envoy and Matsushita NeoNet communicators were modest, and manufacture of each of these products has been discontinued. It is not clear if, or when, the market for the PICs will become substantial. The Company does not believe that its Telescript-derived Tabriz products are likely to achieve market acceptance. There can be no assurance that the markets for PICs or for agent technology will grow to commercially significant volumes or that products or services incorporating the Company's technologies will offer sufficient price and performance advantages to be commercially successful.

     Because the markets for the Company's technologies are new and evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of these markets. There can be no assurance that the markets for the Company's technologies will develop, or that they will not develop more slowly than expected or attract new competitors. If the Company's technologies do not achieve market acceptance, the Company's business, operating results and financial condition could be materially adversely affected.

LIMITED RESOURCES

     Building an advanced network service based on software technology is a complex process that requires significant engineering and financial resources. Among other things, to implement its network service, the Company must develop certain technology and license other technologies from third parties, and establish distribution channels and strategic partnering relationships. In part as a result of reductions in personnel in October 1996 and January 1997, the Company currently has limited technical and sales staff. Furthermore, because the Company has generated minimal revenues to date and does not expect to generate revenues from its network service in 1997, if at all, the Company must conserve its remaining cash reserves. There can be no assurance that given the limited resources of the Company it will be able to develop or implement its advanced network service. Failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition.

PERSONNEL

     The Company must continue to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and there can be no assurance that key Company management and engineering personnel will remain employed by the Company, or that the Company will be able to attract sufficient additional personnel to execute its business plan. The Company has experienced significant attrition of engineering, marketing, administrative and sales personnel in the past fifteen months, including an approximate one-half reduction in its workforce between October 1996 and January 1997. These reductions have adversely affected, and may in the future adversely affect, development schedules and sales activities. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. Failure to attract or retain qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON MAGIC CAP LICENSEES

     Although the Company views its relationship with Magic Cap licensees as a strategic factor in the development and commercialization of its Magic Cap technology, the level of commitment to the development and commercialization of the Company's Magic Cap technology varies among these licensees. The Company provided these licensees with the next generation of its Magic Cap in January 1997. There can be no assurance that the Company's licensees will accept the new release, or that, if they accept it, they will incorporate it into any of their products. In addition to developing and manufacturing Magic Cap devices, some of the Company's licensees make competitive products or have strategic relationships with competitors of the Company. Failure of a significant number of Magic Cap licensees to successfully commercialize products utilizing the Company's technologies and the failure of licensees to commit sufficient resources to the marketing of the Company's technologies would likely have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON TOOLS DEVELOPMENT AND THIRD PARTY APPLICATIONS DEVELOPERS

     The Company must create new developer tools for the second generation Magic Cap platform, including new compilers and debuggers which will work with the second generation technology. Any delay in the availability or adoption of such tools will delay the development of applications for Magic Cap-based communicators based on the second generation of the Magic Cap software, which could in turn severely limit or eliminate their chances for commercial success. In addition, there can be no assurance that communicating applications developed by third parties will achieve market acceptance. Further, the limited success of initial products and services incorporating the Company's technologies to achieve market acceptance could result in third party software developers and electronic merchants and publishers discontinuing development and support of products and services based on the Company's technologies.

DEPENDENCE ON AND RESPONSIVENESS TO THE INTERNET

     The Company believes that its future success is in part dependent upon continued growth in the use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. The Internet may prove not to be a viable means of conducting commerce or communications for a number of reasons, including, but not limited to, potentially unreliable network infrastructure, or untimely development of performance improvements including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by any such growth. Failure of the Internet as a mode of conducting commerce and communications could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL SECURITY ISSUES

     The implementation of a network service poses several security issues, including the possibility of break-ins and other similar disruptions. The Company intends to incorporate authentication technology into its advanced network service. However, there can be no assurance that such technology will be adequate to prevent break-ins in the service. In addition, as is generally known, weaknesses in the medium by which users may access the Company's network service, including the Internet, telephones, cellular phones and other wireless devices, may compromise the security of the confidential electronic information accessed from the Company's network service. There can be no assurance that the Company will be able to provide a safe and secure network service. The Company's failure to provide a secure network service may result in significant liability to the Company and may deter potential users of the service. The Company intends to limit its liability to users, including liability arising from failure of the authentication technology that will be incorporated into the network service, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that security vulnerabilities and weaknesses will not be discovered in the Company's network service or licensed technology incorporated into such service or in the mediums by which subscribers access the network service. Any security problems in the network service or the licensed technology incorporated in such service may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may limit the number of users of the network service and may cause interruptions or delays in the development and completion of, or the cessation of the Company's network service. Any such expenditures, lawsuits, reduction of users, interruptions or delays in the development and completion of the network service, or the cessation of such service by the Company, would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Critical issues concerning the security of the Internet remain unresolved at this time. If the Internet proves to be unreliable with respect to the information distributed on or the transactions conducted over it, the rapid growth in the use of and interest in the Internet may cease, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Dependence on and Responsiveness to the Internet."

COMPETITION

     Many of the companies with which the Company or its licensees compete, or which are expected to offer products or services based on alternatives to the Company's technologies, have substantially greater financial resources, research and development capabilities, and sales and marketing staffs and distribution channels than the Company. There can be no assurance that products incorporating the Company's technologies will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower-cost than those based on the Company's technologies, or which render the Company's technologies obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's services and technologies are the availability of the Company's technologies and the products and services of its licensees and their competitors; the functionality and architecture of the Company's technologies; the quality, ease of use, performance and functionality of the products and services developed and marketed by the Company and its licensees; the effectiveness of the Company and its licensees in marketing and distributing their products and services; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies or products introduced by existing competitors and by new companies entering the market.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "definitive Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Proposal No. 1 -- Election of Directors" and in Part I of this Report under the heading "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Form:

                                                                                        PAGE
                                                                                        ----
    1.  Financial Statements
              Report of Management....................................................   F-1
              Report of Independent Auditors..........................................   F-2
              Consolidated Balance Sheets.............................................   F-3
              Consolidated Statements of Operations...................................   F-4
              Consolidated Statements of Stockholders' Equity (Deficit)...............   F-5
              Consolidated Statements of Cash Flows...................................   F-6
              Notes to Consolidated Financial Statements..............................   F-7
    2.  Supplementary Data
              Quarterly Financial Data (unaudited)....................................  F-20

     3.  Financial Statement Schedules

     All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

     4.  Exhibits

     See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

     (b) Reports on Form 8-K

     None.

                              REPORT OF MANAGEMENT

     Responsibility for the preparation, integrity, and objectivity of the financial information presented in this annual report rests with the management of General Magic. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, applying certain estimates and judgments as required.

     General Magic maintains a system of internal accounting control designed to be cost-effective while providing reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded in the financial records. Internal control effectiveness is supported through careful selection and training of personnel and quarterly financial reviews with the Company's senior management. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

     KPMG Peat Marwick LLP, independent auditors, are retained to express an opinion on General Magic's consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors is composed solely of nonemployee directors, and is responsible for recommending to the Board the independent auditors firm to be retained for the coming year, subject to stockholder approval. The Audit Committee meets periodically and privately with the independent accountants and with General Magic's management to review accounting, auditing, financial control, and financial reporting matters.

                                          Steven Markman
                                          Chairman of the Board, Chief Executive
                                          Officer,
                                          President and Acting Chief Financial
                                          Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of General Magic, Inc.:

     We have audited the accompanying consolidated balance sheets of General Magic, Inc. (a development stage enterprise) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from May 1, 1990 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Magic, Inc. (a development stage enterprise) and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from May 1, 1990 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick

San Jose, California
February 7, 1997

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                                          AS OF DECEMBER 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        ---------     --------
                                                                            (IN THOUSANDS)
                                            ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  23,706     $ 40,563
  Short-term investments..............................................     44,157       64,162
  Receivables.........................................................      1,199        3,196
  Prepaid expenses....................................................        513          810
                                                                        ---------     --------
Total current assets..................................................     69,575      108,731
                                                                        ---------     --------
Property and equipment, net...........................................      5,915        6,692
Other assets..........................................................        446          443
                                                                        ---------     --------
Total Assets..........................................................  $  75,936     $115,866
                                                                        =========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $   1,984     $  2,771
  Accrued expenses....................................................     17,574        3,193
  Current portion of capital lease obligations........................      1,022          734
  Deferred revenue....................................................        325        1,614
                                                                        ---------     --------
Total current liabilities.............................................     20,905        8,312
                                                                        ---------     --------
Deferred revenue, noncurrent..........................................      8,200       15,760
Other long-term liabilities...........................................      1,128        1,455
Capital lease obligations, net of current portion.....................        241        1,247
                                                                        ---------     --------
Total liabilities.....................................................     30,474       26,774
                                                                        ---------     --------
Commitments and contingencies
Stockholders' equity :
  Preferred stock, $0.001 par value
     Authorized: 1996 and 1995 -- 500
     Issued and outstanding: 1996 and 1995 -- None....................         --           --
  Common stock, $0.001 par value
     Authorized: 1996 and 1995 -- 60,000
     Issued and outstanding: 1996 -- 26,419; 1995 -- 25,789...........         26           26
  Additional paid-in capital..........................................    164,534      162,595
  Unrealized gain on investments......................................        235          170
  Deficit accumulated during development stage........................   (119,333)     (73,699)
                                                                        ---------     --------
Total stockholders' equity............................................     45,462       89,092
                                                                        ---------     --------
Total liabilities and stockholders' equity............................  $  75,936     $115,866
                                                                        =========     ========

          See accompanying notes to consolidated financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       PERIOD FROM
                                                                                       MAY 1, 1990
                                                                                       (INCEPTION)
                                                     YEARS ENDED DECEMBER 31,               TO
                                                ----------------------------------     DECEMBER 31,
                                                  1996         1995         1994           1996
                                                --------     --------     --------     ------------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Revenue:
  Licensing revenue...........................  $  2,451     $  9,890     $  2,500      $   14,841
  Other revenue...............................     3,466        4,275           --           7,741
                                                --------     --------     --------       ---------
Total revenue.................................     5,917       14,165        2,500          22,582
                                                --------     --------     --------       ---------
Costs and expenses:
  Cost of other revenue.......................     2,760        2,113           --           4,873
  Research and development....................    23,028       19,297       13,426          72,875
  Selling, general and administrative.........    23,944       18,092       10,394          67,520
  Write-off of acquired technology and
     in-process research and development......     1,542           --           --           1,542
  Restructuring...............................     3,170           --           --           3,170
                                                --------     --------     --------       ---------
Total costs and expenses......................    54,444       39,502       23,820         149,980
                                                --------     --------     --------       ---------
Loss from operations..........................   (48,527)     (25,337)     (21,320)       (127,398)
Other income (expense):
  Investment income...........................     4,691        6,288          489          12,369
  Other income (expense), net.................    (1,667)        (356)        (175)         (2,034)
                                                --------     --------     --------       ---------
Total other income, net.......................     3,024        5,932          314          10,335
                                                --------     --------     --------       ---------
Loss before income taxes......................   (45,503)     (19,405)     (21,006)       (117,063)
Income taxes..................................       131        1,214          525           2,270
                                                --------     --------     --------       ---------
Net loss......................................  $(45,634)    $(20,619)    $(21,531)     $ (119,333)
                                                ========     ========     ========       =========
Net loss per share............................  $  (1.74)    $  (0.84)    $  (1.36)     $    (6.98)
Shares used in computing per share amounts....    26,181       24,451       15,803          17,101

          See accompanying notes to consolidated financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED       TOTAL
                                      PREFERRED STOCK     COMMON STOCK     ADDITIONAL   UNREALIZED      DURING      STOCKHOLDERS'
                                      ----------------   ---------------    PAID-IN       GAIN ON     DEVELOPMENT      EQUITY
                                      SHARES      AMT    SHARES      AMT    CAPITAL     INVESTMENTS      STAGE        (DEFICIT)
                                      -------     ----   -------     ---   ----------   -----------   -----------   -------------
                                                                            (IN THOUSANDS)
Issuance of common stock............       --     $ --     6,480     $6     $    417       $  --       $      --      $     423
Issuance of stock warrants..........       --       --        --     --          250          --              --            250
Transfer of equipment from a related
  party, at fair market value.......       --       --        --     --           35          --              --             35
Net loss............................       --       --        --     --           --          --            (474)          (474)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Balances, December 31, 1990.........       --       --     6,480      6          702          --            (474)           234
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Issuance of common stock............       --       --     1,350      1          134          --              --            135
Issuance of common stock under
  employee stock option plan........       --       --        26     --            2          --              --              2
Termination of stock warrants.......       --       --        --     --         (250)         --              --           (250)
Contribution of capital.............       --       --        --     --          125          --              --            125
Net loss............................       --       --        --     --           --          --          (3,579)        (3,579)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Balances, December 31, 1991.........       --       --     7,856      7          713          --          (4,053)        (3,333)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Issuance of common stock under
  employee stock option plan........       --       --       557      1           55          --              --             56
Net loss............................       --       --        --     --           --          --         (10,055)       (10,055)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Balances, December 31, 1992.........       --       --     8,413      8          768          --         (14,108)       (13,332)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Issuance of common stock under
  employee stock option plan........       --       --       102      1           27          --              --             28
Employee compensation for founder
  stock gift to employees, at fair
  market value......................       --       --        --     --          127          --              --            127
Net loss............................       --       --        --     --           --          --         (17,441)       (17,441)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Balances, December 31, 1993.........       --       --     8,515      9          922          --         (31,549)       (30,618)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Issuance of common stock under
  employee stock option plan........       --       --       273     --          111          --              --            111
Termination of preferred stock
  redemption feature................    6,843        7        --     --       30,447          --              --         30,454
Repurchase of common stock..........       --       --      (800)    (1)         (51)         --              --            (52)
Issuance of Series I through N
  preferred stock...................    3,609        3        --     --       46,562          --              --         46,565
Net loss............................       --                 --     --           --          --         (21,531)       (21,531)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Balances, December 31, 1994.........   10,452       10     7,988      8       77,991          --         (53,080)        24,929
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Proceeds from issuance of common
  stock in initial public offering,
  net of expenses...................       --       --     6,325      7       81,248          --              --         81,255
Conversion of preferred stock into
  common stock......................  (10,452)     (10)   10,452     10           --          --              --             --
Issuance of common stock under stock
  option and purchase plans.........       --       --     1,024      1        3,356          --              --          3,357
Unrealized gain on investments......       --       --        --     --           --         170              --            170
Net loss............................       --       --        --     --           --          --         (20,619)       (20,619)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Balances, December 31, 1995.........       --       --    25,789     26      162,595         170         (73,699)        89,092
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Purchase of technology in exchange
  for common shares.................       --       --       141     --          697          --              --            697
Issuance of common stock under stock
  option and purchase plans.........       --       --       489     --        1,242          --              --          1,242
Unrealized gain on investments......       --       --        --     --           --          65              --             65
Net loss............................       --       --        --     --           --          --         (45,634)       (45,634)
                                      -------      ---   -------     ---    --------        ----       ---------       --------
Balances, December 31, 1996.........       --       --   $26,419     $26    $164,534       $ 235       $(119,333)     $  45,462
                                      =======      ===   =======     ===    ========        ====       =========       ========

          See accompanying notes to consolidated financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 PERIOD FROM
                                                                                                 MAY 1, 1990
                                                             YEARS ENDED DECEMBER 31,           (INCEPTION) TO
                                                        -----------------------------------      DECEMBER 31,
                                                          1996         1995          1994            1996
                                                        --------     ---------     --------     --------------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net loss............................................  $(45,634)    $ (20,619)    $(21,531)      $ (119,333)
  Adjustments to reconcile net loss to net cash use in
    operating activities:
    Employee compensation for founder stock gift to
      employees, at fair market value.................        --            --           --              127
    Depreciation and amortization.....................     3,233         2,189        1,248            7,900
    Amortization of deferred gain from sale and
      leaseback financing.............................       (96)          (94)         (23)            (213)
    Write-off of acquired technology..................     1,343            --           --            1,343
    Changes in items affecting operations:
      Receivables and prepaid expenses................     2,294        (3,518)        (181)          (1,712)
      Accounts payable and accrued expenses...........     4,570         1,891          825           10,440
                                                        --------     ---------     --------        ---------
Net cash provided by (used) in operating activities...   (34,290)      (20,151)     (19,662)        (101,448)
                                                        --------     ---------     --------        ---------
Cash flows from investing activities:
  Purchases of short-term investments.................   (52,338)     (123,520)     (16,819)        (200,393)
  Proceeds from sales and maturities of short-term
    investments.......................................    72,408        66,254       12,605          156,471
  Purchases of property and equipment.................    (2,203)       (4,689)      (2,499)         (12,543)
  Other assets........................................      (902)          462         (697)          (1,345)
                                                        --------     ---------     --------        ---------
Net cash provided by (used in) investing activities...    16,965       (61,493)      (7,410)         (57,810)
                                                        --------     ---------     --------        ---------
Cash flows from financing activities:
  Proceeds from sale and leaseback financing..........        --            --        1,885            1,885
  Repayment of capital lease obligations..............      (718)         (571)         (70)          (1,359)
  Proceeds from sale of common stock and warrants, net
    of offering cost..................................     1,242        84,612          111           86,769
  Proceeds from sale of redeemable preferred stock....        --            --       13,546           44,000
  Proceeds from sale of preferred stock...............        --            --       33,019           33,019
  Repurchase of common stock..........................        --            --          (52)             (52)
  Deferred revenue....................................       200         3,532        3,842           17,574
  Other long-term liabilities.........................      (256)          613          329            1,128
                                                        --------     ---------     --------        ---------
Net cash provided by financing activities.............       468        88,186       52,610          182,964
                                                        --------     ---------     --------        ---------
Net increase (decrease) in cash and cash
  equivalents.........................................   (16,857)        6,542       25,538           23,706
Cash and cash equivalents, beginning of year/period...    40,563        34,021        8,483               --
                                                        --------     ---------     --------        ---------
Cash and cash equivalents, end of year/period.........  $ 23,706     $  40,563     $ 34,021       $   23,706
                                                        ========     =========     ========        =========
Supplemental disclosures of cash flow information:
  Income taxes paid during the year/period............  $    136     $   1,214     $    475       $    2,025
  Noncash investing and financing activities:
    Purchase of technology in exchange for common
      shares..........................................       697            --           --              697
    Reclassification of advance royalties from
      deferred revenue to accrued liabilities.........     9,049            --           --            9,049
    Capital equipment acquired under capital lease
      obligations.....................................        --           441        2,181            2,622
    Deferred gain from sale and leaseback financing...        --            --          282              282
    Termination of stock warrants, net of contribution
      of capital......................................        --            --           --              125
    Conversion of redeemable preferred stock into
      preferred stock.................................        --            --       44,000           44,000

          See accompanying notes to consolidated financial statements

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     General Magic, Inc. (the "Company") was incorporated in California on May 1, 1990, and reincorporated in Delaware on February 6, 1995. The Company develops and markets easy-to-use technologies designed to simplify communications and manage proliferating information resources for mobile business professionals and other consumers. The Company is in the development stage and, as of December 31, 1996, had not yet generated substantial recurring revenue from operations.

     The Company's operations outside the United States primarily relate to foreign sales offices in Japan and Europe. In November 1995, the Company formed a wholly-owned subsidiary, General Magic France, to centralize its European sales and marketing efforts. The assets, liabilities and results of these foreign operations were not significant for any of the years presented. The Company denominates substantially all of its transactions in the U.S. dollar. Gains and losses on foreign currency transactions are not significant.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Licensing revenue primarily represents revenue from nonrefundable, nonrecoupable licensing fees for the Company's technologies, royalty revenue from OEM shipments of devices incorporating the Company's technology and revenue from network operators for license and usage fee. Other revenue represents fees earned under customer specific engineering, maintenance and support services contracts.

     In compliance with the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition," and the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists," the Company recognizes nonrefundable, nonrecoupable licensing fees upon delivery of its technology to its licensees. Licensing revenue associated with OEM licensees is recognized upon shipment of the product incorporating the Company's technology to the OEM's customers provided that the collection of the related receivable is deemed probable. Royalties associated with potential OEM product returns is estimated and provided for in the period of sale. Licensing revenues from network operators are recognized as earned based upon usage and, in certain cases, based on subscriber registration. Advance payments of license revenue and fees received prior to revenue recognition are recorded as deferred revenue.

     Fees from customer-specific engineering projects are recognized under the percentage-of-completion method based on achievement and acceptance of milestones or as services are performed. Support and maintenance fees are recognized over the period the service or maintenance is provided.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consist primarily of commercial paper, money market mutual funds and various deposit accounts.

     The Company has classified its investments as "available-for-sale." Investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using the effective interest rate, with associated premium or discount amortized to

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

"investment income." The cost of securities sold is based upon the specific identification method. There was no cumulative effect on earnings as a result of the adoption of SFAS No. 115.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at original cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Assets recorded under capital leases are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the respective assets.

SOFTWARE DEVELOPMENT COSTS

     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, also have been charged to operations as incurred. As of December 31, 1996, no software development costs have been capitalized.

INCOME TAXES

     The Company was a S corporation for tax purposes for the period from May 1, 1990 (inception) to December 31, 1990, and as such, all tax deductions and benefits flowed through to the stockholders. The S corporation status was revoked on February 14, 1991, effective January 1, 1991.

     The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

NET LOSS PER SHARE

     Net loss per share is based upon the weighted average number of outstanding shares of common stock and common equivalent shares from redeemable convertible preferred stock and preferred stock. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, redeemable convertible preferred stock and preferred stock issued for consideration below the IPO price and stock options granted with exercise prices below the IPO price during the twelve-month period preceding the date of the initial filing of the registration statement in connection with the IPO, even when antidilutive, have been included in the calculation of common equivalent shares under the Treasury stock method, as if they were outstanding for all pre-IPO periods presented. Other common stock equivalents are excluded from the calculation since they are antidilutive when computing net loss per share.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates of the Company relate to OEM product returns provisions, stage of completion on customer-specific engineering projects, and the computation and classification of deferred revenue, including the accrual, if applicable, of interest payable thereon.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG LIVED ASSETS

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 January 1, 1996. There was no material impact to the financial statements as a result of this adoption.

STOCK-BASED COMPENSATION

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 31, 1995, and requires that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements. The Company has elected to continue to use the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2: REVENUE BY CUSTOMER AND GEOGRAPHIC AREA

     For the year ended December 31, 1996, revenues from two major customers, both stockholders in the Company, accounted for 33% and 11% of total revenue, respectively. In addition, one other major customer accounted for 13% of total revenue. For the year ended December 31, 1995, revenues from four major customers, all stockholders in the Company, accounted for 22%, 19%, 20%, and 18% of total revenue, respectively. For the year ended December 31, 1994, revenues were derived from one major OEM customer.

     From date of inception through the year ended December 31, 1996, the Company operated in one industry segment, the development and licensing of object-oriented software platform technologies. The Company's revenues were generated principally from its headquarters in North America. Revenues from customers in Japan amounted to $3,516,000, $10,454,000, and $2,500,000 for the years ended December 31, 1996, 1995, and 1994, respectively. For the years ended December 31, 1996, 1995, and 1994 revenues from customers in Europe amounted to $54,000 and $3,350,000, and none, respectively.

NOTE 3: AGREEMENTS WITH STOCKHOLDERS AND DEFERRED REVENUE

     In connection with the Company's strategy to promote its Magic Cap and Telescript technologies, the Company has entered into various contractual arrangements with certain stockholders. Significantly all of the Company's revenue from May 1, 1990 (inception) through December 31, 1996, has been generated from such stockholders, or their affiliates.

     Five companies, who became stockholders prior to 1993, entered into license agreements to pay royalties for certain Company technology. The agreements provide for the payment of up to $2,500,000 in prepaid royalties per licensee in the event the Company meets certain technology development milestones. These prepayments are to be offset at a rate of $0.50 for every dollar of royalties payable by the licensees upon shipments of products incorporating the Company's technology. If the prepayments are not fully recouped by the fifth anniversary of the license agreements (November 30, 1997), the licensees may demand repayment of

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the unrecouped amount plus interest. These licensees may also terminate the agreement and obtain a repayment of unrecouped royalties in five equal annual installments, plus interest from the termination date.

     In June 1996, the Company negotiated with one of these five licensees to accelerate repayment of unrecouped prepaid royalties in exchange for the licensee waiving certain rights granted to it by the Company in a separate agreement. The payments are due on a quarterly basis beginning July 1996, in equal installments of $411,000 plus accrued interest. The final payment less any recouped advances is due in October 1997. In addition, further recoupment of royalties against prepayments is not anticipated for three of the five original Magic Cap licensees. As a result, in 1996 the Company reclassified, in the aggregate, approximately $9,049,000 from current and noncurrent deferred revenue to accrued expenses for the repayment of prepaid royalties associated with the four licensees. After deducting payments made in 1996, $10,012,000 is accrued as of December 31, 1996, including accrued interest.

     In September 1996, the Company entered into an agreement with the fifth original Magic Cap licensee which, among other things, permits the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment, amends the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extends the date for refund of unrecouped prepaid royalties to November 2, 1999, and provides that no interest shall be due upon any refund. As a result of this new agreement, the unrecouped prepaid royalty of $2,200,000 remains in noncurrent deferred revenue as of December 31, 1996.

     Additionally, in 1994 and 1995, three stockholders entered into license agreements for certain Magic Cap technology. These license agreements provide for the payment of up to $2,500,000 in prepaid royalties in the event the Company meets certain technology milestones. These prepayments are to be offset at a rate of $0.50 for every dollar of royalties payable by the licensees upon shipments of products incorporating the Company's technology. If the Company fails to deliver on the final technology milestones, the licensees may terminate the agreement and obtain a refund of only unrecouped royalties in two equal annual installments of principal, plus interest from the termination date. As of December 31, 1996, $6,000,000 is in noncurrent deferred revenue for the aggregate prepaid royalties for all three licensees.

NOTE 4: WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In April 1996, the Company purchased rights to two Internet applications from Active Paper, Inc. Upon the date of acquisition, $1,596,000 associated with the purchase cost of this acquired developed technology was capitalized. In September 1996, the Company conducted an analysis of expected cash flows determining that the carrying amount of the asset of $1,343,000, net of $253,000 in amortization, was in excess of the expected undiscounted cash flows associated with the asset. As the fair value of the asset, which was calculated using the discounted expected future cash flows method, was not significant, the Company recognized in the third quarter of 1996 an impairment loss equal to the carrying amount of the asset.

     In July 1996, the Company acquired certain assets from Conterra, Inc. for approximately $230,000 and recognized a $199,000 charge for in-process research and development costs as a result.

NOTE 5: RESTRUCTURING

     In the fourth quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. As a result of the lack of demand for the Company's products, primarily attributed to the emergence of the Internet and the failure of the PIC market to develop, the Company adopted a new strategic direction and executed its restructuring plan. The Company's restructuring actions consist primarily of terminating approximately 60 employees, approximately 30 of whom had been terminated as of December 31, 1996; canceling or vacating

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

certain facility and auto leases as a result of these employee terminations; disposing of certain office and computer equipment; and the settlement of a contractual obligation resulting from a change in the Telescript product strategy.

     The restructuring actions resulted in cash expenditures of $363,000 through December 31, 1996. The Company expects that of the remaining $2,807,000 accrued balance as of December 31, 1996, $2,117,000 will result in cash expenditures over the next twelve months. The remaining balance of $690,000 will be used to reduce the carrying amount of office and computer equipment to fair value less costs to sell. This equipment is expected to be disposed of within the next twelve months. The Company expects most of the contemplated restructuring actions to be financed through working capital.

     Restructuring costs and related accrual consisted of the following (in thousands):

                                                                                     ACCRUED
                                                                      SPENDING      BALANCE AS
                                                        TOTAL         THROUGH           OF
                                                    RESTRUCTURING   DECEMBER 31,   DECEMBER 31,
                        COMPONENTS                     CHARGE           1996           1996
        ------------------------------------------  -------------   ------------   ------------
        Payments to employees involuntarily
          terminated (C)..........................     $ 1,186          $363          $  823
        Payments on canceled or vacated facilities
          and auto leases (C).....................         394            --             394
        Disposal of office and computer equipment
          (NC)....................................         690            --             690
        Contract settlement costs (C).............         900            --             900
                                                        ------          ----          ------
                                                       $ 3,170          $363          $2,807
                                                        ======          ====          ======

---------------
(C): Cash; (NC): Noncash.

NOTE 6:  BALANCE SHEET COMPONENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents and short-term investments consisted of the following (in thousands):

                                                       UNREALIZED     UNREALIZED     ESTIMATED
             AS OF DECEMBER 31, 1996        COST         GAINS          LOSSES       FAIR VALUE
        ---------------------------------  -------     ----------     ----------     ----------
        Money market funds...............  $14,522        $ --           $ (1)        $ 14,521
        Commercial paper.................   23,857         235             --           26,092
        U.S. government securities.......   27,373           1             --           27,374
        Municipal taxable bonds..........      250          --             --              250
                                           -------        ----            ---          -------
                                           $68,002        $236           $ (1)        $ 68,237
                                           =======        ====            ===          =======

                                                       UNREALIZED     UNREALIZED     ESTIMATED
            AS OF DECEMBER 31, 1995         COST         GAINS          LOSSES       FAIR VALUE
        --------------------------------  --------     ----------     ----------     ----------
        Money market funds..............  $ 18,517        $ --           $ (1)        $  18,516
        Commercial paper................    26,094          12             --            26,106
        U.S. government securities......    52,882         160            (17)           53,025
        Corporate debt securities.......     5,356          16             --             5,372
                                           -------        ----            ---           -------
                                          $102,849        $188           $(18)        $ 103,019
                                           =======        ====            ===           =======

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's investments were classified as follows (in thousands):

                           AS OF DECEMBER 31,                      1996         1995
        --------------------------------------------------------  -------     --------
        Cash equivalents........................................  $24,080     $ 38,857
        Short-term investments..................................   44,157       64,162
                                                                  -------     --------
                                                                  $68,237     $103,019
                                                                  =======     ========

     As of December 31, 1996, $46,373,000 of the securities included in the cash equivalent and short-term investment balance had maturity dates of less than one year, and $21,864,000 had contractual maturity dates of one to two years.

PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows (in thousands):

                           AS OF DECEMBER 31,                      1996         1995
        --------------------------------------------------------  -------     --------
        Office equipment and computers..........................  $ 9,149     $  7,190
        Furniture and fixtures..................................    2,775        2,537
        Leasehold improvements..................................      489          483
                                                                  -------      -------
                                                                   12,413       10,210
        Less accumulated depreciation and amortization..........    6,498        3,518
                                                                  -------      -------
                                                                  $ 5,915     $  6,692
                                                                  =======      =======
        Capital lease equipment included in property and
          equipment consisted of:
          Cost..................................................  $ 2,664     $  2,622
          Less accumulated amortization.........................    1,635          858
                                                                  -------      -------
                                                                  $ 1,029     $  1,764
                                                                  =======      =======

ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                           AS OF DECEMBER 31,                      1996         1995
        --------------------------------------------------------  -------     --------
        Prepaid royalty payment and accrued interest............  $10,012     $     --
        Employee compensation...................................    3,569        2,286
        Restructuring (See Note 5)..............................    2,807           --
        Other...................................................    1,186          907
                                                                  -------     --------
                                                                  $17,574     $  3,193
                                                                  =======     ========

NOTE 7:  FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in U.S. government securities, commercial paper and corporate debt securities. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to ensure safety of principal.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located in the United States, and the Company's policy is designed to limit exposure to any one institution. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value.

NOTE 8:  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING AND PREFERRED STOCK

     The Company completed an IPO on February 9, 1995, issuing 6,325,000 shares of its common stock at $14 per share. The proceeds, net of commissions and expenses, from this IPO totaled $81,255,000.

     As of December 31, 1994, the Company had authorized 30,000,000 shares of convertible preferred stock. Upon the closing of the Company's IPO on February 9, 1995, all outstanding preferred stock converted into common stock. The Board of Directors have since authorized 500,000 shares of preferred stock, none of which were issued and outstanding as of December 31, 1996 and 1995.

COMMON STOCK

     The Company is authorized to issue 60,000,000 shares of common stock. On February 7, 1995, a one-for-two reverse stock split of the common stock occurred. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reverse stock split.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     As of December 31, 1996, the Company had three stock-based compensation plans, which consist of two stock option plans and an employee stock purchase plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and for its employee stock purchase plan because the exercise price of the stock options equals or exceeds the fair value of the underlying common stock at the date of grant and the employee stock purchase plan qualifies as a noncompensatory plan. The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value approach described in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. In the initial phase-in period, the effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income or loss for future years.

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                             1996               1995
                                                           --------           --------
                                                           (IN THOUSANDS, EXCEPT SHARE
                                                           DATA)
        Net loss
          As reported....................................  $(45,634)          $(20,619)
          Pro forma......................................   (48,224)           (21,289)
        Net loss per share
          As reported....................................  $  (1.74)          $  (0.84)
          Pro forma......................................     (1.84)             (0.87)
                                                           ========           ========

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTION PLANS

     The Company has two stock option plans, the Amended and Restated 1990 Stock Option Plan ("1990 Stock Option Plan") and the 1994 Outside Directors Stock Option Plan. Under the 1990 Stock Option Plan, the Company has reserved 8,020,000 shares of common stock for issuance. The 1990 Stock Option Plan provides for stock options to be granted to employees (including officers), consultants and directors, at an exercise price not less than 100% of the fair market value, as determined by the Board of Directors, for incentive stock options and 50% of fair market value for nonqualified stock options, at the grant date. All options are to have a term not greater than 10 years from the date of grant. The Board of Directors determines the number of shares for which an option may be granted. Options issued generally vest 25% after one year and then ratably at 1/48 per month thereafter. The effect of issuing options to non employees is not material to the statements of operations for any of the periods presented.

     In order to retain and motivate the Company's employees, the Board of Directors approved repricings of certain stock options issued under the 1990 Stock Option Plan. Under the February 27, 1996 repricing, holders of stock options with exercise prices in excess of $7.44 could elect to reprice any or all of their outstanding options to $7.44, the fair market value of the Company's stock on February 27, 1996 as determined by the Board of Directors. The vesting period for February 27, 1996 repriced options began as of February 27, 1996. Under the November 12, 1996 repricing, holders of stock options with exercise prices in excess of $2.84, including those previously repriced, could elect to reprice any or all of their outstanding options to $2.84, the fair market value of the Company's stock on November 12, 1996 as determined by the Board of Directors. The vesting period for November 12, 1996 repriced options was made equal to the remaining vesting period of the original option grant for each respective option grant. Elections were made to reprice 1,597,183 and 2,948,846 stock options in the February 27, 1996 and November 12, 1996 repricings, respectively.

     Under the 1994 Outside Directors Stock Option Plan, as amended ("Directors Option Plan"), the Company has reserved a total of 300,000 shares of common stock for issuance. The Directors Option Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of (i) the Company, (ii) a stockholder of the Company, (iii) a holder of a technology license from the Company, or (iv) any parent or subsidiary of the same ("Eligible Outside Directors"). Each person who is newly elected or appointed as an Eligible Outside Director is granted an option to purchase 40,000 shares of common stock. Each Eligible Outside Director generally will be granted an option to purchase 10,000 shares of common stock on each anniversary date. The exercise price of the options in all cases is equal to the fair market value of common stock on the grant date. The initial grant options generally vest and become exercisable 25% after the first year and then ratably at 1/48 per month thereafter. The anniversary grant options generally vest and become exercisable at the rate of 1/12 per month beginning three years after the grant date. Generally, options must be exercised within 10 years.

     Under SFAS No. 123, the fair value of each option grant and option repricing under the two stock option plans is estimated on the respective date of grant or repricing using the Black-Scholes option pricing model with the following weighted average assumptions used for 1996 and 1995, respectively: zero dividend yield; expected volatility of 70% and 63%; risk free interest rates of 6.12% and 6.02%; and expected lives of 3.14 and 3.21 years. The expected volatility assumption was estimated based on historical industry stock price volatility and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Option activity under the Company's two stock option plans was as follows (in thousands, except per share amounts):

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1996        1995       1994
                                                                  -------     ------     ------
Outstanding, beginning of year..................................    3,779      3,651      2,342
Granted.........................................................    2,902      1,711      1,884
Exercised.......................................................     (367)      (995)      (273)
Canceled........................................................   (2,388)      (588)      (302)
Repriced -- granted.............................................    4,546         --         --
Repriced -- canceled............................................   (4,546)        --         --
                                                                   ------     ------
Outstanding, end of year........................................    3,926      3,779      3,651
Shares available for future grant...............................    2,074      2,438        911
Options authorized to be issued.................................    8,320      8,170      5,520
Options exercisable, end of year................................    1,031      1,253      1,149
                                                                   ------     ------
Weighted average exercise prices:
  Outstanding at beginning of year..............................  $ 10.08     $ 5.65     $ 1.72
  Granted.......................................................     5.23      14.71       9.36
  Exercised.....................................................     1.50       3.02       0.41
  Canceled......................................................    12.57       8.01       3.93
  Repriced -- granted...........................................     4.46         --         --
  Repriced -- canceled..........................................     6.72         --         --
  Outstanding at end of year....................................     3.17      10.08       5.65
                                                                   ------     ------
Weighted average fair value of options granted during the
  year..........................................................  $  2.70     $ 7.10        n/a
                                                                   ======     ======

     The following table summarizes information about options outstanding under the Company's two stock option plans as of December 31, 1996:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     --------------------------------------------------   -------------------------------
                                         WEIGHTED-
                         NUMBER           AVERAGE          WEIGHTED-          NUMBER         WEIGHTED-
     RANGE OF         OUTSTANDING        REMAINING          AVERAGE        OUTSTANDING        AVERAGE
  EXERCISE PRICES    (IN THOUSANDS)   CONTRACTUAL LIFE   EXERCISE PRICE   (IN THOUSANDS)   EXERCISE PRICE
-------------------  --------------   ----------------   --------------   --------------   --------------
$0.10 to $2.75.....         515       6.92 years             $ 1.75              242           $ 0.70
$2.84..............       2,942       9.87                     2.84              595             2.84
$3.75 to $13.25....         469       8.77                     6.75              194             8.30
                                         ----------
                          -----                               -----            -----            -----
$0.10 to $13.25....       3,926       9.35 years             $ 3.17            1,031           $ 3.36
                          =====          ==========           =====            =====            =====

1994 EMPLOYEE STOCK PURCHASE PLAN

     Under the 1994 Employee Stock Purchase Plan ("Purchase Plan"), the Company has reserved a total of 230,000 shares of common stock for issuance. In January 1997, the Board of Directors approved an increase in the reserve under the Purchase Plan, subject to stockholder approval, to 505,000 shares of common stock. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. However, the price for the initial offering period is equal to 85% of the fair market value of common stock at

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the close of business on the day prior to the first day of the initial offering period or the fair market value of common stock on the last day of the purchase period, whichever is lower. Under the Purchase Plan, the Company sold 121,445 and 29,572 shares to its employees in 1996 and 1995, respectively.

     Under SFAS No. 123, compensation cost is recognized for the fair value of employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995, respectively: zero dividend yield and expected life of six months for both years; expected volatility of 70% and 63%; and risk free interest rates of 5.20% and 5.74%. The expected volatility assumption was estimated based on historical industry stock price volatility and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock. The weighted-average fair value of purchase rights (including the 15% discount off of the quoted market price of common stock) granted in 1996 and 1995 was $2.08 and $4.84, respectively.

NOTE 9:  RETIREMENT PLAN

     Effective January 1, 1993, the Company established a deferred compensation plan for all employees who are at least 21 years of age. Under the plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees may contribute from 2% to 20% of their pretax compensation, up to the annual limits imposed by the Internal Revenue Service.

     The Company may, at its discretion, contribute amounts to the plan. No employer contributions have been made as of December 31, 1996.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases its facilities under operating leases extending through 2002. The leases require the Company to pay all executory costs such as maintenance and insurance and provide for escalating rent payments. The Company is amortizing the total rent payments over the lease term on a straight-line basis. In addition, the Company also leases certain phone equipment and computers under capital lease agreements.

     In 1994, the Company entered into a sale and leaseback transaction for certain of its computer equipment. The transaction has been accounted for as a sale and capital leaseback with cash proceeds of $1,885,000. The Company recorded a $282,000 gain on the sale, which has been deferred and is being amortized into income in proportion to the depreciation of the leased asset over the lease term of three years. The agreement requires the assets be purchased by the Company at the end of the lease term for 20% of the sale leaseback proceeds.

     Rent expense was approximately $1,690,000, $1,452,000 and $1,231,000 for the fiscal years ended December 31, 1996, 1995, and 1994, respectively.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under noncancelable capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 1996 (in thousands):

                    YEARS ENDING DECEMBER 31,              CAPITAL LEASES     OPERATING LEASES
        -------------------------------------------------  --------------     ----------------
        1997.............................................      $1,149              $1,507
        1998.............................................         182               1,469
        1999.............................................          57               1,504
        2000.............................................          --               1,609
        2001.............................................          --               1,679
        2002 and thereafter..............................          --                 839
                                                               ------              ------
        Total minimum lease payments.....................       1,388              $8,607
        Less amount representing interest................         125
                                                               ------
        Present value of minimum lease payments..........       1,263
        Less current obligation under capital leases.....       1,022
                                                               ------
        Obligations under capital leases, excluding
          current installments...........................      $  241
                                                               ======

CONTINGENCIES

     As further described in Note 3, in 1994 and 1995, the Company entered into Magic Cap master license agreements ("MLAs") with three of its stockholders ("Licensees"). During the fourth quarter of 1996, each of the Licensees demanded delivery of the final milestone due under the terms of the MLAs. In subsequent correspondence, one of the Licensees further asserted that changes in the Magic Cap product strategy made by the Company to address the Internet resulted in substantial but unspecified damages, for which it seeks compensation. On or about January 24, 1997, the Company delivered the final product milestone, which is currently being evaluated by the Licensees. The Company believes that the delivery of the final product milestone was timely and that the deliverable complies with the requirements of the MLAs. If any of the Licensees ultimately rejects the final deliverable, however, the sole and exclusive remedy available under each MLA is termination of the MLA and refund of any advance royalties paid thereunder. Such a refund would be payable in two equal annual installments of principal plus interest from the termination date. The advance royalties paid to date by the Licensees total $6,000,000 and are recorded as noncurrent deferred revenues in the accompanying consolidated balance sheet.

NOTE 11:  INCOME TAXES

     Income tax expense for the years ended December 31, 1996, 1995 and 1994 is comprised primarily of foreign withholding taxes.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total income tax expense differs from expected tax expense (benefit), computed by multiplying the U.S. income statutory rate of 34% to loss before income tax, as a result of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1996        1995        1994
                                                       --------     -------     -------
        Computed expected tax benefit................  $(15,471)    $(6,598)    $(7,142)
        Losses and temporary difference for which no
          tax benefit was realized...................    14,776       6,368       7,142
        Nondeductible expenses.......................       695         230          --
        Foreign tax withholding......................       131       1,214         525
                                                       --------     -------     -------
        Total tax expense............................  $    131     $ 1,214     $   525
                                                       ========     =======     =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                                   AS OF DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Deferred tax assets:
        Accruals and other reserves..............................  $ 2,592     $ 1,429
        Deferred revenue.........................................    3,652       7,523
        Loss carryovers and deferred start-up expenditures.......   40,400      19,135
        Foreign tax credit carryforward..........................    1,740       1,740
        Research and development credit carryforward.............    4,976       3,480
        California manufacturing credit carryforward.............       --         166
        Fixed assets.............................................    1,310         326
                                                                   -------     -------
        Total gross deferred tax assets..........................   54,670      33,799
        Less valuation allowance.................................   54,670      33,799
                                                                   -------     -------
        Net deferred tax assets..................................  $    --     $    --
                                                                   =======     =======

     The net change in the total valuation allowance for the year ended December 31, 1996 was a net increase of $20,871,000.

     Deferred tax assets as of December 31, 1996 include approximately $2,554,000 relating to the exercise of stock options, which will be credited to equity if and when realized.

     As of December 31, 1996, the Company had cumulative federal net operating losses of approximately $98,600,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2006 through 2011. The Company has cumulative California net operating losses of approximately $50,000,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1997 through 2001.

     As of December 31, 1996, foreign tax credits of approximately $1,740,000 were available to reduce future federal income taxes. Foreign tax credit carryforwards expire from 1999 through 2000.

     As of December 31, 1996, unused research and development tax credits of approximately $3,272,000 and $1,703,000 were available to reduce future federal and California income taxes, respectively. Federal credit carryforwards will expire from 2007 through 2011; California credits will carry forward indefinitely.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Tax Reform Act of 1986 ("Tax Act") imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. An "ownership change" occurred in February 1995. The approximate amounts of carryforward items affected by this restriction are as follows (in thousands):

                                                                  FEDERAL     CALIFORNIA
                                                                  -------     ----------
        Net operating losses....................................  $25,400      $ 13,000
        Research credits........................................    1,747           793
        Foreign tax credits.....................................      727            --

     The "ownership change" restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent "ownership change," as defined in the Tax Act, of the Company, its ability to utilize all stated carryforwards could be reduced.

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 1996.

     The unaudited information has been prepared on the same basis as the audited information and in management's opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     1ST         2ND          3RD          4TH
                                                   QUARTER     QUARTER      QUARTER      QUARTER
                                                   -------     --------     --------     --------
1996
Revenue..........................................  $ 2,808     $  1,114     $    754     $  1,241
Write-off of acquired technology and in-process
  research and development.......................       --           --       (1,542)          --
Restructuring....................................       --           --           --       (3,170)
Loss from operations.............................   (7,823)     (12,330)     (13,080)     (15,294)
Loss before income taxes.........................   (6,910)     (11,640)     (12,417)     (14,536)
Net loss.........................................   (7,031)     (11,647)     (12,420)     (14,536)
Net loss per share...............................    (0.27)       (0.45)       (0.48)       (0.55)
Shares used in computing per share amounts.......   25,905       26,001       26,144       26,404

1995
Revenue..........................................  $ 4,183     $  1,882     $  3,227     $  4,873
Loss from operations.............................   (4,372)      (8,073)      (6,559)      (6,333)
Loss before income taxes.........................   (3,297)      (6,254)      (4,968)      (4,886)
Net loss.........................................   (3,647)      (6,460)      (5,068)      (5,444)
Net loss per share...............................    (0.17)       (0.26)       (0.20)       (0.21)
Shares used in computing per share amounts.......   21,784       25,034       25,310       25,668

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL MAGIC, INC.

                                               By:              /s/ STEVEN MARKMAN
                                                    -------------------------------------------
                                                                  Steven Markman
                                                        Chairman, Chief Executive Officer,
                                                        and Acting Chief Financial Officer

Dated: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                             TITLE:                    DATE:
     ----------------------------------------  ----------------------------  --------------------
By:             /s/ STEVEN MARKMAN              Chairman, Chief Executive          March 31, 1997
     ----------------------------------------   Officer, and Acting Chief
                  Steven Markman               Financial Officer (Principal
                                                 Executive and Principal
                                                    Financial Officer)
By:             /s/ ROBYN CERUTTI                 Controller (Principal            March 31, 1997
     ----------------------------------------      Accounting Officer)
                  Robyn Cerutti

By:              /s/ JERRY BAKER                         Director                  March 31, 1997
     ----------------------------------------
                   Jerry Baker

By:            /s/ CARL PASCARELLA                       Director                  March 31, 1997
     ----------------------------------------
                 Carl Pascarella

By:              /s/ ROEL PIEPER                         Director                  March 31, 1997
     ----------------------------------------
                   Roel Pieper

By:               /s/ MARC PORAT                         Director                  March 31, 1997
     ----------------------------------------
                    Marc Porat

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above constitutes and appoints Steven Markman and Mary Doyle his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              GENERAL MAGIC, INC.

                                    EXHIBITS

                                       TO

                            FORM 10-K ANNUAL REPORT

                               FOR THE YEAR ENDED

                               DECEMBER 31, 1996

EXHIBIT
NUMBER                                        DESCRIPTION
------    ------------------------------------------------------------------------------------
  3.2     Amended and Restated Bylaws
 11.1     Computation of Net Income per Share
 21.1     List of Subsidiaries
 23.1     Consent of Independent Auditors
 24.1     Power of Attorney (See signature page)
 27.1     Financial Data Schedule