Form 10-Q
period 1997-03-31
GENERAL MAGIC INC
filed 1997-05-13
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number 000-25374

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





26,775,906 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 1997.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1997


                                 C O N T E N T S

Item Number                                                                                                     Page
-----------                                                                                                     ----
                                     PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         a.       Consolidated Balance Sheets - March 31, 1997 and December 31, 1996                             3
         b.       Consolidated  Statements  of Operations - Three Month Periods Ended March 31, 1997 and
                  1996                                                                                           4
         c.       Consolidated  Statements  of Cash Flows - Three Month Periods Ended March 31, 1997 and
                  1996                                                                                           5
         d.       Notes to Consolidated Financial Statements                                                     6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations          9


                                       PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       18

Item 2.  Changes in Securities                                                                                   18

Item 3.  Defaults Upon Senior Securities                                                                         18

Item 4.  Submission of Matters to a Vote of Security Holders                                                     18

Item 5.  Other Information                                                                                       18

Item 6.  Exhibits and Reports on Form 8-K                                                                        18

Signatures                                                                                                       19

Exhibits                                                                                                         20

PART I.- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                             March 31,           December 31,
                                                                                1997                 1996
                                                                        ------------------------------------------
                                                                           (Unaudited)
ASSETS

Current assets:
         Cash and cash equivalents                                          $   15,495            $  23,706
         Short-term investments                                                 42,080               44,157
         Receivables                                                               850                1,199
         Prepaid expenses                                                          628                  513
                                                                        ------------------------------------------
                  Total current assets                                          59,053               69,575
                                                                        ------------------------------------------
Property and equipment, net                                                      5,209                5,915
Other assets                                                                       512                  446
                                                                        ------------------------------------------
                                                                            $   64,774            $  75,936
                                                                        ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                   $    1,074            $   1,984
         Accrued expenses                                                       15,668               17,574
         Current portion of capital lease obligations                              871                1,022
         Deferred revenue                                                          112                  325
                                                                        ------------------------------------------
                  Total current liabilities                                     17,725               20,905
                                                                        ------------------------------------------
Deferred revenue, noncurrent                                                     8,200                8,200
Other long-term liabilities                                                      1,138                1,128
Capital lease obligations, net of current portion                                  185                  241
                                                                        ------------------------------------------
                  Total liabilities                                             27,248               30,474
                                                                        ------------------------------------------

Stockholders' equity:
   Preferred stock, $0.001 par value
     Authorized:  500  shares
     Issued and outstanding:  1997 and 1996 - None                                   -                    -
   Common stock, $0.001 par value
     Authorized:  60,000 shares
     Issued and outstanding:  1997 - 26,775; 1996 - 26,419                          27                   26
   Additional paid-in capital                                                  164,851              164,534
   Other                                                                          (216)                 235
   Deficit accumulated during development stage                               (127,136)            (119,333)
                                                                        ------------------------------------------
                                  Total stockholders' equity                    37,526               45,462
                                                                        ------------------------------------------
                                                                             $  64,774            $  75,936
                                                                        ==========================================

See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            Three Month Periods Ended
                                                                                    March 31,
                                                               -----------------------------------------------------
                                                                         1997                       1996
                                                               -----------------------------------------------------
Revenue:
     Licensing revenue                                                   $    151                   $ 1,429
     Other revenue                                                            338                     1,379
                                                               -----------------------------------------------------
Total revenue                                                                 489                     2,808
                                                               -----------------------------------------------------
Costs and expenses:
     Cost of other revenue                                                    312                     1,068
     Research and development                                               4,980                     5,411
     Sales, general, and administrative                                     4,031                     4,152
                                                               -----------------------------------------------------
Total costs and expenses                                                    9,323                    10,631
                                                               -----------------------------------------------------
Loss from operations                                                       (8,834)                   (7,823)
                                                               -----------------------------------------------------
Net interest, other income and expense                                      1,033                       913
                                                               -----------------------------------------------------
Loss before income taxes                                                   (7,801)                   (6,910)

Income taxes                                                                    2                       121
                                                               -----------------------------------------------------
Net loss                                                                 $ (7,803)                 $ (7,031)
                                                               =====================================================
Net loss per share                                                       $  (0.29)                 $  (0.27)
                                                               =====================================================
Shares and share equivalents used in computing per share
   amounts                                                                 26,572                    25,905
                                                               =====================================================

See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                 Three Month Periods Ended
                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                 1997                1996
                                                                          ----------------------------------------
Cash flows from operating activities:
Net loss                                                                       $  (7,803)          $  (7,031)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                    747                 752
     Amortization of deferred gain from sale and leaseback financing                 (24)                (24)
     Deferred revenue                                                               (213)                 88
     Amortization of deferred compensation                                            39                -
Changes in items affecting operations:
     Receivables and prepaid expenses                                                234               2,062
     Accounts payable and accrued expenses                                        (2,792)             (1,649)
                                                                          ----------------------------------------
      Net cash used in operating activities                                       (9,812)             (5,802)
                                                                          ----------------------------------------
Cash flows from investing activities:
     Purchases of short-term investments                                         (28,411)               -
     Proceeds from sales and maturities of short-term investments                 30,153              33,735
     Purchases of property and equipment                                            (107)               (650)
                                                                          ----------------------------------------
      Net cash (used in) provided by investing activities                          1,635              33,085
                                                                          ----------------------------------------
Cash flows from financing activities:
     Repayment of capital lease obligations                                         (207)               (171)
     Proceeds from sale of common stock                                              163                 781
     Other long-term liabilities                                                      10                 643
                                                                          ----------------------------------------
      Net cash provided by (used in) financing activities                            (34)              1,253
                                                                          ----------------------------------------
Net (decrease) increase in cash and cash equivalents                              (8,211)             28,536
Cash and cash equivalents, beginning of period                                    23,706              40,563
                                                                          ----------------------------------------
Cash and cash equivalents, end of period                                        $ 15,495            $ 69,099
                                                                          ========================================
Supplemental disclosures of cash flow information:
     Income taxes paid during the period                                   $           2          $      121
                                                                          ========================================
Noncash financing activity:
     Contribution of furniture and equipment in exchange for investment    $          66          $       -
                                                                          ========================================
     Deferred compensation for restricted stock purchase                   $         155          $       -
                                                                          ========================================

See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996, including notes thereto, included in the Company's Form 10-K Statement which was filed with the SEC on March 31, 1997.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                                                      March 31,             December 31,
                                                                        1997                    1996
                                                               ------------------------------------------------
                                                                     (unaudited)
Office equipment and computers                                             $9,092                  $9,149
Furniture and fixtures                                                      2,775                   2,775
Leasehold improvements                                                        489                     489
                                                               ------------------------------------------------
                                                                           12,356                  12,413
Less accumulated depreciation and amortization                             (7,147)                 (6,498)
                                                               ------------------------------------------------
                                                                           $5,209                  $5,915
                                                               ================================================

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                                                      March 31,             December 31,
                                                                        1997                    1996
                                                               ------------------------------------------------
                                                                     (unaudited)
Royalty and accrued interest                                             $  9,525                 $10,012
Restructuring (See Note 4)                                                  2,256                   2,807
Employee compensation                                                       1,749                   3,569
Other                                                                       2,138                   1,186
                                                               ------------------------------------------------
                                                                          $15,668                 $17,574
                                                               ================================================

NOTE 3:  INVESTMENT IN ALTOCOM, INC.

Effective January 31, 1997, the Company transferred certain technology as well as furniture and equipment to AltoCom, Inc. ("AltoCom") in exchange for a minority interest in the company, a share of the revenue from existing products as well as certain non-exclusive rights to new technology to be developed by AltoCom. The costs of developing the technology transfered were previously charged to operations. Accordingly, the only cost attributable to the minority investment is $66,000 for the furniture and equipment contributed. The Company also agreed to subsidize operating expenses of AltoCom up to $550,000 in the first twelve months following the effective date of the transaction.

NOTE 4:  RESTRUCTURING

In the fourth quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. As a result of the lack of demand for the Company's products, primarily attributed to the emergence of the Internet and the failure of the personal intelligent communicator ("PIC") market to develop, the Company adopted a new strategic direction and executed its restructuring plan. The Company's restructuring actions consist primarily of terminating approximately 60 employees, all but four of whom had been terminated as of March 31, 1997; canceling or vacating certain facility and auto leases as a result of these employee terminations; disposing of certain office and computer equipment; and settling of a contractual obligation resulting from a change in the Telescript product strategy.

These actions resulted in an initial charge of $3,170,000. Since the restructuring plan inception through March 31, 1997, the Company incurred cash expenditures of $847,000 and noncash expenditures of $67,000. The Company expects that the remaining $2,256,000 accrued balance as of March 31, 1997 will result in $1,633,000 cash and $623,000 noncash expenditures. The remaining restructuring actions are expected to be completed in the next nine months and will be financed through current working capital.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table depicts the restructuring activity from December 31, 1996 to March 31, 1997 (in thousands):

                                                           Balance as of                                 Balance as of
COMPONENTS                                               December 31, 1996           Spending           March 31, 1997
----------                                           ----------------------------------------------------------------------
                                                                                    (unaudited)           (unaudited)
Payments to employees
   involuntarily terminated (C)                                  $  823                    $  297                $  526
Payments on canceled or vacated facilities and auto
   leases (C)                                                       394                       187                   207
Disposal of office and computer equipment (NC)                      690                        67                   623
Contract settlement costs (C)                                       900                        -                    900
                                                     ----------------------------------------------------------------------
                                                                 $2,807                    $  551                $2,256
                                                     ======================================================================

(C):  CASH;  (NC):  NONCASH

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic and diluted loss per share will not differ materially from the loss per share as presented in the accompanying consolidated financial statements.

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


OVERVIEW

General Magic, Inc. (the "Company") was incorporated in California in May 1990 and was reorganized as a Delaware corporation in February 1995. The Company has developed two platform technologies, Magic Cap and Telescript. The market for devices incorporating Magic Cap has been slow to develop and the Company has not generated significant royalty revenues in connection with its Magic Cap licensing efforts to date. In addition, the Internet has emerged as the public data communications network of choice, thereby reducing the market opportunity for the proprietary Telescript platform. To respond to these developments, General Magic has redirected its business strategy. It is developing and marketing an advanced network service based on Internet, computing and telecommunications standards. The network service is designed to provide an integrated communications and information management solution to mobile business professionals and other consumers. The Company continues to work with its licensees to deliver products that incorporate Magic Cap technology, and to develop its agent technology for Internet applications. As a result of the redirection of its strategy, General Magic believes it will derive future revenues principally from the sale of its products and network service.

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

RESULTS OF OPERATIONS

For the three month period ended March 31, 1997, the Company incurred a net loss of $7.8 million, or $0.29 per share, compared to a net loss of $7.0 million, or $0.27 per share, for the three month period ended March

31, 1996. Revenues for the three month period ended March 31, 1997, totaled $0.5 million compared to $2.8 million for the same three month period last year. Revenues primarily related to customer maintenance and support services. The Company has recently redirected its business and product strategies. The Company expects that this change will continue to have an adverse impact on 1997 revenues.

Cost of other revenue, which is related to revenue attributable to customer maintenance and support services, was $0.3 million for the three month period ended March 31, 1997, compared to $1.1 million for the same three month period last year.

Research and development expenses were $5.0 million for the three month period ended March 31, 1997, compared to $5.4 million for the same three month period in 1996. While this represents a slight decrease from the prior year's first quarter, the Company has begun shifting the investment in this area to development of its advanced network service. To date, the Company has expensed all software development costs as incurred.

Sales, general and administrative expenses were $4.0 million for the three month period ended March 31, 1997, compared to $4.2 million for the same three month period last year. The decrease is primarily related to a decrease in headcount over the comparable period.

Net interest, other income and expense amounted to $1.0 million for the three-month period ended March 31, 1997, compared to $0.9 million in the comparable period last year.

Income taxes were $2 thousand for the three month period ended March 31, 1997, compared to $121 thousand for the same three month period in 1996. The decrease related to a reduction in the foreign withholding tax obligation on revenues from the Company's Japan-based customers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances which totaled $57.6 million as of March 31, 1997, down from approximately $67.9 million as of December 31, 1996. The affect on cash, cash equivalents and short term investments of savings in operating expenses in the quarter ended March 31, 1997, was offset by payment of obligations accrued in 1996. The balance of cash, cash equivalents and short term investments will continue to decrease in 1997 due to continued payment of obligations accrued in 1996, such as costs associated with the restructuring and commitments to licensees.

In conjunction with licensing Magic Cap technology, the Company receives prepayments of royalties as it achieves certain product milestones. The Company generally accounts for prepayments of royalties as deferred revenue. As a result, future revenues recognized by the Company will not generate cash to the extent of the recoupment of these deferred royalties. Such deferred royalties are generally recouped at the rate of $0.50 of each dollar of royalties earned.

Under the Company's five original Magic Cap license agreements, if the royalty prepayments are not fully recouped by the fifth anniversary of the agreements (November 30, 1997), the licensees are entitled to repayment of the unrecouped amount plus accrued interest. In June 1996, the Company negotiated with one of its licensees to accelerate repayment of unrecouped prepaid royalties in exchange for the licensee waiving certain rights granted to it by the Company in a separate agreement. The payments are due on a quarterly basis beginning July 1996, in equal installments of $0.4 million plus accrued interest. The final payment, less any recouped advances, is due October 1997. In addition, further recoupment of royalties against prepayments is not anticipated for three of the five original Magic Cap licensees. As a result, in 1996 the Company reclassified, in the aggregate, approximately $9.0 million from current and noncurrent deferred revenue to accrued expenses for the repayment of prepaid royalties associated with these four licensees. The accrual as of March 31, 1997, including interest, totaled $9.5 million. In September 1996, the Company entered into an agreement with the fifth original Magic Cap licensee which, among other things, permits the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment, amends the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extends the date for refund of unrecouped prepaid royalties to November 2, 1999, and provides that no interest shall be due upon any refund. As a result of this new agreement, the unrecouped prepaid royalty of $2.2 million remains in noncurrent deferred revenue as of March 31, 1997.

Additionally, in 1994 and 1995, three stockholders entered into license agreements for certain Magic Cap technology. These license agreements provide for the payment of a $2.5 million up front, nonrefundable, nonrecoupable technology fee. These license agreements also provide for the payment of up to $2.5 million in prepaid royalties in the event the Company meets certain technology milestones. These prepayments are to be offset at a rate of $0.50 for every dollar of royalties payable by the licensees upon shipments of products incorporating the Company's technology. If the Company fails to deliver on the final technology milestone, the licensees may terminate the agreement and obtain a refund of any unrecouped royalties in two equal annual installments of principal, plus interest from the termination date. During the fourth quarter of 1996, each of the licensees demanded delivery of the final milestone due under the terms of the agreements. In subsequent correspondence, one of the licensees further asserted that changes in the Magic Cap product strategy made by the Company to address the Internet resulted in substantial but unspecified damages, for which it seeks compensation. On or about January 24, 1997, the Company delivered the final product milestone. The Company believes that the delivery of the final product milestone was timely and that the deliverable complies with the requirements of the agreements, but it continues to work with its licensees to develop product plans and to resolve any issues outstanding under the agreements. If any of the licensees ultimately rejects the final deliverable, however, the sole and exclusive remedy available under each agreement is termination of the agreement and refund of any advance royalties paid thereunder. Such a refund would be payable in two equal annual installments of principal and interest at the prime rate, with the first payment due one year following termination of the agreement. The advance royalties paid to date by the licensees total $6.0 million and are classified in noncurrent deferred revenues in the accompanying consolidated balance sheet.

There is no assurance that any of the Company's licensees will continue to develop Magic Cap products. Therefore, it is uncertain when prepaid royalties will be recognized as revenue or if they will be fully recouped.

The Company expects that its cash, cash equivalents and short-term investment balances of $57.6 million as of March 31, 1997 will be adequate to fund the Company's operations through 1998. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company's Magic Cap licensees develop and introduce their products and services; the market acceptance and competitive position of new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the products and services based on the Company's technologies. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to significantly limit its operations.

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

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of March 31, 1997, the Company had an accumulated deficit of $127.1 million, with net losses of $7.8 million, $45.6 million and $20.6 million for the three month period ended March 31, 1997 and the years ended December 31, 1996, and 1995, respectively.

A large percentage of the revenue earned by the Company to date is attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. As a consequence of the Company's change in strategy, the Company does not currently anticipate significant revenues in 1997. See "Change in Strategy." In addition, under the terms of four of the Company's original five Magic Cap license agreements, the licensees are entitled to repayment of unrecouped prepaid royalties by the end of 1997. The Company expects to continue to incur substantial losses at least through the year ending December 31, 1997. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

RAPID TECHNOLOGICAL CHANGE

The communications technology market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's products and services obsolete and unmarketable. The Company's future success will depend upon its ability to timely develop and introduce new products and services (including its advanced network service) that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of the user. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or consumer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

TECHNOLOGY DEVELOPMENT

The Company's future success is based substantially upon its ability to develop new technology to enable it to provide an advanced network service, and to enhance its existing products and technologies. Software product development schedules are difficult to predict because they involve creative processes, use of new development tools and the learning processes associated with development for new technologies, as well as other factors. Moreover, because of its complexity, software frequently contains undetected errors or failures, especially when first introduced or when new versions or enhancements are released. There can be no assurance that despite testing by the Company, errors will not be found in new software developed by the Company. To provide an advanced network service, the Company also will require technology developed by third parties. The Company has limited control over whether or when such technologies will be developed or enhanced. The failure to timely develop or license the software technology, or the occurrence of errors in such technology, could prevent or delay market acceptance of the Company's advanced network service, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Furthermore, the markets for PICs and agent technology are not yet established. Sales of Sony Magic Link, Motorola Envoy and Matsushita NeoNet communicators were modest, and manufacture of each of these products has been discontinued. It is not clear if, or when, the market for the PICs will become substantial. The Company has concluded that its Telescript-derived Tabriz products will not achieve market acceptance. There can be no assurance that the markets for PICs or for agent technology will grow to commercially significant volumes or that products or services incorporating the Company's technologies will offer sufficient price and performance advantages to be commercially successful.

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

PERSONNEL

The Company must continue to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and there can be no assurance that key Company management and engineering personnel will remain employed by the Company, or that the Company will be able to attract sufficient additional personnel to execute its business plan. The Company has experienced significant attrition of engineering, marketing, administrative and sales personnel in the past eighteen months, including an approximate one-half reduction in its workforce between October 1996 and January 1997. These reductions have adversely affected, and may in the future adversely affect, development schedules and sales activities. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. Failure to attract or retain qualified personnel would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

POTENTIAL SECURITY ISSUES

The implementation of a network service poses several security issues, including the possibility of break-ins and other similar disruptions. The Company intends to incorporate authentication technology in its advanced network service. However, there can be no assurance that such technology will be adequate to prevent break-ins in the service. In addition, as is generally known, weaknesses in the medium by which users may access the Company's network service, including the Internet, telephones, cellular phones and other wireless devices, may compromise the security of the confidential electronic information accessed from the Company's network service. There can be no assurance that the Company will be able to provide a safe and secure network service. The Company's failure to provide a secure network service may result in significant liability to the Company and may deter potential users of the service. The Company intends to limit its liability to users, including liability arising from failure of the authentication technology that will be incorporated into the network service, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that security vulnerabilities and weaknesses will not be discovered in the Company's network service or licensed technology incorporated into such service or in the mediums by which subscribers access the network service. Any security problems in the network service or the licensed technology incorporated in such service may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may limit the number of users of the network service and may cause interruptions or delays in the development and completion of, or the cessation of the Company's network service. Any such expenditures, lawsuits, reduction of users, interruptions or delays in the development and completion of the network service, or the cessation of such service by the Company, would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1997

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

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: 5/13/97                         /s/ Robyn Cerutti
      ---------------------           -------------------------------
                                  Name:          Robyn Cerutti
                                  Title:           Controller
                                       (Principal Accounting Officer)



DATE: 5/13/97                         /s/ Steven Markman
      ---------------------           -------------------------------
                                  Name:           Steven Markman
                                  Title: Chairman, Chief Executive Officer,
                                    President and Acting Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
 11.1                           Computation of Net Loss Per Share
 27.1                           Financial Data Schedule