Form 10-Q
period 1997-06-30
GENERAL MAGIC INC
filed 1997-08-11
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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

          (Address and telephone number of principal executive offices)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES   X   NO
                         ------   ------


26,826,765 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of July 31, 1997.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1997


                                    CONTENTS

Item Number                                                                        Page
-----------                                                                        ----
                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     a.   Consolidated Balance Sheets - June 30, 1997 and December 31, 1996          3

     b.   Consolidated Statements of Operations - Three Month Periods Ended June
          30, 1997 and 1996 and Six Month Periods Ended June 30, 1997 and 1996       4

     c.   Consolidated  Statements  of Cash Flows - Six Month Periods Ended June
          30, 1997 and 1996                                                          5

     d.   Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results     10
     of Operations


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                           19

Item 2. Changes in Securities                                                       19

Item 3. Defaults Upon Senior Securities                                             19

Item 4. Submission of Matters to a Vote of Security Holders                         19

Item 5. Other Information                                                           20

Item 6. Exhibits and Reports on Form 8-K                                            20

Signatures                                                                          21

Exhibits                                                                            22

PART I.- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       June 30,          December 31,
                                                                        1997                1996
                                                                      ---------           ---------
                                                                     (Unaudited)
ASSETS

Current assets:
         Cash and cash equivalents                                    $  12,878           $  23,706
         Short-term investments                                          35,775              44,157
         Receivables                                                        357               1,199
         Prepaid expenses                                                   523                 513
                                                                      ---------           ---------
                  Total current assets                                   49,533              69,575
                                                                      ---------           ---------

Property and equipment, net                                               4,656               5,915
Other assets                                                              1,441                 446
                                                                      ---------           ---------

                                                                      $  55,630           $  75,936
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                             $     864           $   1,984
         Accrued expenses                                                14,106              17,574
         Current portion of capital lease obligations                       660               1,022
         Deferred revenue                                                   100                 325
                                                                      ---------           ---------
                  Total current liabilities                              15,730              20,905
                                                                      ---------           ---------

Deferred revenue, noncurrent                                              6,200               8,200
Other long-term liabilities                                               2,497               1,128
Capital lease obligations, net of current portion                           128                 241
                                                                      ---------           ---------
                  Total liabilities                                      24,555              30,474
                                                                      ---------           ---------

Stockholders' equity:
   Preferred stock, $0.001 par value
     Authorized: 500 shares
     Issued and outstanding:  1997 and 1996 - None                         --                  --
   Common stock, $0.001 par value
     Authorized: 60,000 shares
     Issued and outstanding:  1997 - 26,826; 1996 - 26,419                   27                  26
   Additional paid-in capital                                           164,951             164,534
   Other                                                                    (53)                235
   Deficit accumulated during development stage                        (133,850)           (119,333)
                                                                      ---------           ---------
                                  Total stockholders' equity             31,075              45,462
                                                                      ---------           ---------

                                                                      $  55,630           $  75,936
                                                                      =========           =========



          See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Month Periods Ended        Six Month Periods Ended
                                                            June 30,                        June 30,
                                                    ------------------------        ------------------------
                                                      1997            1996            1997            1996
                                                    --------        --------        --------        --------
Revenue:
      Licensing revenue                             $     59        $    375        $    210        $  1,804
      Other revenue                                      238             739             576           2,118
                                                    --------        --------        --------        --------
Total revenue                                            297           1,114             786           3,922
                                                    --------        --------        --------        --------

Cost of other revenue and operating expenses:
      Cost of other revenue                              225             682             537           1,750
      Research and development                         4,455           7,383           9,435          12,794
      Sales, general and administrative                2,978           5,379           7,009           9,531
                                                    --------        --------        --------        --------
Total cost and expenses                                7,658          13,444          16,981          24,075
                                                    --------        --------        --------        --------

Loss from operations                                  (7,361)        (12,330)        (16,195)        (20,153)

Net interest and other income                            654             690           1,687           1,603
                                                    --------        --------        --------        --------

Loss before income taxes                              (6,707)        (11,640)        (14,508)        (18,550)

Income taxes                                               7               7               9             128
                                                    --------        --------        --------        --------

Net loss                                            $ (6,714)       $(11,647)       $(14,517)       $(18,678)
                                                    ========        ========        ========        ========

Net loss per share                                  $  (0.25)       $  (0.45)       $  (0.54)       $  (0.72)
                                                    ========        ========        ========        ========

Shares and share equivalents used in
computing per share amounts                           26,782          26,001          26,678          25,953
                                                    ========        ========        ========        ========




          See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                               Six Month Periods Ended
                                                                                      June 30,
                                                                              --------        --------
                                                                                1997            1996
                                                                              --------        --------
Cash flows from operating activities:
Net loss                                                                      $(14,517)       $(18,678)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                1,476           1,563
     Amortization of deferred gain from sale and leaseback financing               (48)            (48)
       Deferred revenue                                                           (225)            275
       Amortization of deferred compensation                                        58            --
Changes in items affecting operations:
     Receivables and prepaid expenses                                              332           2,830
     Accounts payable and accrued expenses                                      (4,540)            387
                                                                              --------        --------

     Net cash used in operating activities                                     (17,464)        (13,671)
                                                                              --------        --------

Cash flows from investing activities:
     Purchases of short-term investments                                       (47,999)        (18,454)
     Proceeds from sales and maturities of short-term investments               56,190          44,079
     Purchases of property and equipment                                          (283)         (1,369)
     Other assets                                                                 (929)           (896)
                                                                              --------        --------

     Net cash (used in) provided by investing activities                         6,979          23,360
                                                                              --------        --------
Cash flows from financing activities:
     Repayment of capital lease obligations                                       (475)           (328)
     Proceeds from sale of common stock                                            263             803
     Other long-term liabilities                                                  (131)          1,039
                                                                              --------        --------

     Net cash provided by (used in) financing activities                          (343)          1,514
                                                                              --------        --------
Net (decrease) increase in cash and cash equivalents                           (10,828)         11,203
Cash and cash equivalents, beginning of period                                  23,706          40,563
                                                                              --------        --------
Cash and cash equivalents, end of period                                      $ 12,878        $ 51,766
                                                                              ========        ========

Supplemental disclosures of cash flow information:
     Income taxes paid during the period                                      $      7        $    130
                                                                              ========        ========

Noncash financing activity:
     Purchase of technology in exchange for common shares                     $   --          $    697
                                                                              ========        ========
     Reclassification of prepaid royalties from deferred revenue to
       accrued liabilities and other long-term liabilities                    $   --          $  2,466
                                                                              ========        ========
     Reclassification of prepaid royalties from deferred revenue to
         other long-term liabilities                                          $  1,500            --
                                                                              ========        ========
     Contribution of furniture and equipment in exchange for investment
                                                                              $     66        $   --
                                                                              ========        ========
     Deferred compensation for restricted stock purchase                      $    155        $   --
                                                                              ========        ========




          See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996, including notes thereto, included in the Company's Form 10-K which was filed with the SEC on March 31, 1997.

The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                                     June 30,       December 31,
                                                       1997            1996
                                                     --------        --------
                                                   (unaudited)
Office equipment and computers                       $  9,252        $  9,149
Furniture and fixtures                                  2,782           2,775
Leasehold improvements                                    498             489
                                                     --------        --------
                                                       12,532          12,413
Less accumulated depreciation and amortization         (7,876)         (6,498)
                                                     --------        --------
                                                     $  4,656        $  5,915
                                                     ========        ========

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                                      June 30,      December 31,
                                                        1997           1996
                                                      -------         -------
                                                    (unaudited)
Royalty and accrued interest                          $ 9,040         $10,012
Restructuring (See Note 3)                              1,069           2,807
Employee compensation                                   2,266           3,569
Other                                                   1,731           1,186
                                                      -------         -------
                                                      $14,106         $17,574
                                                      =======         =======


NOTE 3:  RESTRUCTURING

In the fourth quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. The Company's restructuring actions consisted primarily of terminating 64 employees, all but four of whom had been terminated as of June 30, 1997; canceling or vacating certain facilities and auto leases related to these employee terminations; disposing of certain office and computer equipment; and settling a contractual obligation resulting from a change in the Telescript product strategy.

These actions resulted in an initial charge of $3,170,000. Since the inception of the restructuring plan through June 30, 1997, the Company incurred cash expenditures of $1,941,000 and noncash expenditures of $160,000. The Company expects that the remaining $1,069,000 accrued balance as of June 30, 1997, will result in $539,000 cash and $530,000 noncash expenditures. The remaining restructuring actions are expected to be completed in the next six months and will be financed through current working capital.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table depicts the restructuring activity from December 31, 1996 to June 30, 1997 (in thousands):

                                   Balance as of                 Balance as of
COMPONENTS                      December 31, 1996   Spending     June 30, 1997
----------                           ------          ------          ------
                                                   (unaudited)     (unaudited)
Payments to employees
   involuntarily terminated (C)      $  823          $  297          $  526
Payments on canceled or vacated
   facilities and auto leases (C)       394             381              13
Disposal of office and computer
   equipment (NC)                       690             160             530
Contract settlement costs (C)           900             900            --
                                     ------          ------          ------
                                     $2,807          $1,738          $1,069
                                     ======          ======          ======

(C):  CASH;  (NC):  NONCASH


NOTE 4:  COMMITMENTS AND CONTINGENCIES

During 1994 and 1995, the Company entered into Magic Cap technology license agreements with three of its stockholders. These license agreements each provided for the payment of a $2,500,000 up front, nonrefundable, nonrecoupable technology fee. The agreements also provided for the payment of up to $2,500,000 in prepaid royalties payable in installments upon the Company's achievement of certain technology milestones. Failure to deliver the technology milestones entitles each licensee to terminate its agreement and obtain a refund of unrecouped prepaid royalties in two equal annual installments of principal, plus interest from the date of termination, payable commencing one year following termination of the agreement. During the fourth quarter of 1996, each of the three licensees demanded delivery of the final milestone due under the license agreements. The final milsestone was delivered by the Company on or about January 24, 1997, and is subject to continued evaluation by the licensees. In addition, as previously disclosed, one licensee asserted that changes in the Magic Cap product strategy resulted in substantial but unspecified damages, for which it sought compensation. In June of 1997, the Company reached an agreement to resolve the claims of, and terminate the license agreement with, this licensee in consideration of the refund of unrecouped prepaid royalties totaling $1,500,000 (previously classified as noncurrent deferred revenue), the waiver of any further payments otherwise due under the agreement (including $500,000 due but unpaid), and the grant of a royalty-free license to certain software modem technology. The $1,500,000 refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing, and is payable in August of 1999. The Company continues to work with its remaining licensees to develop product plans and to resolve any issues outstanding under the agreements. The prepaid royalties paid to date by the remaining licensees total $4,000,000 and are classified as noncurrent deferred revenues as of June 30, 1997.

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


OVERVIEW

General Magic, Inc. (the "Company") was incorporated in California in May 1990 and was reorganized as a Delaware corporation in February 1995. The Company originally developed two platform technologies, Magic Cap and Telescript. The consumer market for devices incorporating Magic Cap has been slow to develop and the Company has not generated significant royalty revenues in connection with its Magic Cap licensing efforts to date. In addition, the Internet emerged as the public data communications network of choice, thereby reducing the market opportunity for the proprietary Telescript platform. To respond to these developments, General Magic redirected its business strategy. It is developing and marketing an advanced network service based on telecommunications, computing and Internet standards. The network service is designed to provide an integrated communications and information management solution to mobile business professionals and other consumers. The Company continues to work with its licensees to incorporate the Magic Cap technology into their products and to develop its agent technology for use in its network service as well as for Internet applications. As a result of the redirection of its strategy, General Magic expects to derive future revenues principally from the sale of its products and network service.

The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its software technology, enter into key partnering arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to become a provider of an advanced network service is predicated on the assumption that in the future, the number of users of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

For the three month period ended June 30, 1997, the Company incurred a net loss of $6.7 million, or $0.25 per share, compared to a net loss of $11.6 million, or $0.45 per share, for the three month period ended June 30, 1996. The net loss decreased 22% to $14.5 million or $0.54 per share, for the six months ended June 30, 1997, compared to a net loss of $18.7 million or $0.72 per share, for the same six month period in the prior year. The decrease in net loss is the result of savings achieved from the expense management and restructuring actions taken by the Company in the fourth quarter of 1996 and the first quarter of 1997.

Revenues for the three month period ended June 30, 1997, totaled $0.3 million compared to $1.1 million for the same three month period last year. For the six months ended June 30, 1997, revenues were $0.8 million compared to $3.9 million for the six months ended June 30, 1996. Revenues primarily are related to customer maintenance and support services. The decrease in revenues as compared to previous periods was primarily related to the Company's shift in product strategies initiated in the latter part of 1996. The Company expects that this change will continue to have an adverse impact on 1997 revenues.

Cost of other revenue, which is related to customer maintenance and support service revenue, was $0.2 million for the three month period ended June 30, 1997, compared to $0.7 million for the same three month period last year. For the six months ended June 30, 1997, cost of other revenue was $0.5 million compared to $1.8 million for the six months ended June 30, 1996. Cost for each of these periods consisted primarily of personnel and equipment costs and fluctuates based on customer-specific service revenue.

Research and development expenses were $4.5 million for the three month period ended June 30, 1997, compared to $7.4 million for the same three month period in 1996. For the six months ended June 30, 1997, research and development expenses were $9.4 million compared to $12.8 million for the six months ended June 30, 1996. Savings in the periods have been achieved by restructuring actions taken to date and the reduction of product development offerings. To date, the Company has expensed all software development costs as incurred.

Sales, general and administrative expenses were $3.0 million for the three month period ended June 30, 1997, compared to $5.4 million for the same three month period last year. For the six months ended June 30, 1997, sales, general and administrative expenses were $7.0 million compared to $9.5 million in the same six month period in 1996. The decreases in the periods were primarily related to a decrease in headcount and reduced sales and marketing programs as a result of the Company's shift in product strategies.

Net interest, other income and expense amounted to $0.7 million for the three month period ended June 30, 1997, compared to $0.7 million in the same three month period last year. For the six months ended June 30, 1997, net interest, other income and expense was $1.7 million compared to $1.6 million. Net interest, other income and expense consisted primarily of interest income and expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances which totaled $48.7 million as of June 30, 1997, down from approximately $67.9 million as of December 31, 1996. The affect on cash, cash equivalents and short term investments of savings in operating expenses in the six months ended June 30, 1997, was offset by payment of obligations accrued in 1996. The balance of cash, cash equivalents and short term investments will continue to decrease in 1997 due to continued payment of obligations accrued in 1996, such as costs associated with the restructuring and commitments to licensees.

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

Under the Company's five original Magic Cap license agreements, if the royalty prepayments are not fully recouped by the fifth anniversary of the agreements (November 30, 1997), the licensees are entitled to repayment of the unrecouped amount plus accrued interest. In June 1996, the Company negotiated with one of these licensees to accelerate repayment of unrecouped prepaid royalties in exchange for the waiver of certain rights granted to the licensee by the Company in a separate agreement. The payments are due on a quarterly basis beginning July 1996, in equal installments of $0.4 million plus accrued interest. The final payment, less any recouped advances, is due in October 1997. In addition, further recoupment of prepaid royalties is not anticipated for three of the five original Magic Cap licensees. As a result, in 1996 the Company reclassified, in the aggregate, approximately $9.0 million from current and noncurrent deferred revenue to accrued expenses for the repayment of prepaid royalties to each of these four licensees. The accrual as of June 30, 1997, including interest, totaled $9.0 million. In September 1996, the Company entered into an agreement with the fifth original Magic Cap licensee which, among other things, permits the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment and amends the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder. In addition, the agreement extends the date for refund of unrecouped prepaid royalties to November 2, 1999, and provides that no interest shall be due upon any refund. As a result of this agreement, the unrecouped prepaid royalty of $2.2 million remains in noncurrent deferred revenue as of June 30, 1997.

Additionally, during 1994 and 1995, the Company entered into Magic Cap technology license agreements with three of its stockholders. These license agreements each provided for the payment of a $2.5 million up front, nonrefundable, nonrecoupable technology fee. The agreements also provided for the payment of up to $2.5 million in prepaid royalties payable in installments upon the Company's achievement of certain technology milestones. Failure to deliver the technology milestones entitles each licensee to terminate its agreement and obtain a refund of unrecouped prepaid royalties in two equal annual installments of principal, plus interest from the date of termination, payable commencing one year following termination of the agreement. During the fourth quarter of 1996, each of the three licensees demanded delivery of the final milestone due under the license agreements. The final milsestone was delivered by the Company on or about January 24, 1997, and is subject to continued evaluation by the licensees. In addition, as previously disclosed, one licensee asserted that changes in the Magic Cap product strategy resulted in substantial but unspecified damages, for which it sought compensation. In June of 1997, the Company reached an agreement to resolve the claims of, and terminate the license agreement with, this licensee in consideration of the refund of unrecouped prepaid royalties totaling $1.5 million (previously classified as noncurrent deferred revenue), the waiver of any further payments otherwise due under the agreement (including $0.5 million due but unpaid), and the grant of a royalty-free license to certain software modem technology. The $1.5 million refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing, and is payable in August of 1999. The Company continues to work with its remaining licensees to develop product plans and to resolve any issues outstanding under the agreements. The prepaid royalties paid to date by the remaining licensees total $4.0 million and are classified as noncurrent deferred revenues as of June 30, 1997.

There is no assurance that any of the Company's licensees will continue to develop Magic Cap products. Therefore, it is uncertain when prepaid royalties will be recognized as revenue or if they will be fully recouped.

The Company expects that its cash, cash equivalents and short-term investment balances of $48.7 million as of June 30, 1997, will be adequate to fund the Company's operations through 1998. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company and its licensees develop and introduce their products and services; the market acceptance and competitive position of new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the products and services based on the Company's technologies. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to significantly limit its operations.

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

CHANGE IN STRATEGY

The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its software technology, enter into key partnering arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to become a provider of an advanced network service is predicated on the assumption that in the future, the number of users of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of June 30, 1997, the Company had an accumulated deficit of $133.9 million, with net losses of $14.5 million, $45.6 million and $20.6 million for the six month period ended June 30, 1997, and the years ended December 31, 1996, and 1995, respectively.

A large percentage of the revenue earned by the Company to date is attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. As a consequence of the Company's change in strategy, the Company does not currently anticipate significant revenues in 1997. See "Change in Strategy." In addition, under the terms of four of the Company's original five Magic Cap license agreements, the licensees are entitled to repayment of unrecouped prepaid royalties by the end of 1997. The Company expects to continue to incur substantial losses until product introduction and it is unable to estimate when it will achieve profitability. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

RAPID TECHNOLOGICAL CHANGE

The communications technology market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's products and services obsolete and unmarketable. The Company's future success will depend upon its ability to timely develop and introduce new products and services (including its advanced network service) that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of the user. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or consumer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

TECHNOLOGY DEVELOPMENT

The Company's future success is based substantially upon its ability to develop new technology to enable it to provide an advanced network service, and to enhance its existing products and technologies. Software product development schedules are difficult to predict because they involve creative processes, use of new development tools and the learning processes associated with development of new technologies, as well as other factors. Moreover, because of its complexity, software frequently contains undetected errors or failures, especially when first introduced or when new versions or enhancements are released. There can be no assurance that despite testing by the Company, errors will not be found in new software developed by the Company. To provide an advanced network service, the Company also will require technology developed by third parties. The Company has limited control over whether or when such technologies will be developed or enhanced. The failure to timely develop or license the software technology, or the occurrence of errors in such technology, could prevent or delay market acceptance of the Company's advanced network service, which could have a material adverse effect on the Company's business, operating results and financial condition.

DISTRIBUTION RISKS

In connection with the Company's change in business strategy, it must establish and maintain relationships with new distribution channels which will deliver access to the Company's network service. There is intense competition in establishing such relationships. There can be no assurance that the Company will succeed in establishing such relationships, or that if established, the Company will be able to maintain these relationships. The failure of the Company to successfully establish and then maintain these relationships would have a material adverse effect on the Company's business, operating results and financial condition.

To date, the Company has distributed its Magic Cap and Telescript platforms directly to its licensees. Only Sony (with its Magic Link product), Motorola (with its Envoy product) and Matsushita (with its

NeoNet product) developed commercial products based on the first generation of Magic Cap. Matsushita marketed the NeoNet only to customers of NTT's Paseo service. Only AT&T (with the AT&T PersonaLink Services) offered a commercial on-line service based on the Company's first generation of Telescript technology; AT&T terminated the PersonaLink service in August 1996. In Japan, NTT offered a Telescript-based English language pilot service (known as Paseo) and Fujitsu offered a Telescript-enabled pilot service (called the iMi service) based on the Company's first generation Telescript technology. The Paseo service was terminated in January 1997. The Company continues to work with its licensees to incorporate the Magic Cap technology into their products and to develop its agent technology for use in its network service as well as Internet applications. However, there can be no assurance that these licensees will develop commercial products or services based on the Company's technologies.

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

Furthermore, the markets for PICs and agent technology are not yet established. Sales of Sony Magic Link, Motorola Envoy and Matsushita NeoNet communicators were modest, and manufacture of each of these products has been discontinued. It is not clear if or when the market for the PICs will become substantial. The Company has concluded that its Telescript-derived Tabriz products will not achieve market acceptance. There can be no assurance that the markets for PICs or for agent technology will grow to commercially significant volumes or that products or services incorporating the Company's technologies will offer sufficient price and performance advantages to be commercially successful.

Because the markets for the Company's technologies are new and evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of these markets. There can be no assurance that the markets for the Company's technologies will develop, or that they will not develop more slowly than expected or attract new competitors. If the Company's technologies do not achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

LIMITED RESOURCES

Building an advanced network service based on software technology is a complex process that requires significant engineering and financial resources. Among other things, to implement its network service, the Company must develop certain technology and license other technologies from third parties, and establish distribution channels and strategic partnering relationships. In part as a result of reductions in personnel in October 1996 and January 1997, the Company currently has limited technical and sales staff. Furthermore, because the Company has generated minimal revenues to date and does not expect to generate revenues from its network service in 1997, if at all, the Company must conserve its remaining cash reserves. There can be no assurance that given the limited resources of the Company it will be able to develop or implement its advanced network service. Failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON MAGIC CAP LICENSEES

Although the Company views its relationship with its Magic Cap licensees as a strategic factor in the development and commercialization of its Magic Cap technology, the level of commitment to the development and commercialization of the Company's Magic Cap technology varies among these licensees. The Company provided these licensees with the next generation of its Magic Cap technology in January 1997. There can be no assurance that the Company's licensees will be deemed to have accepted the new release, or that they will incorporate it into any of their products. In addition to developing and manufacturing Magic Cap devices, some of the Company's licensees make competitive products or have strategic relationships with competitors of the Company. Failure of the Magic Cap licensees to successfully commercialize products utilizing the Company's technologies and failure of the licensees to commit sufficient resources to the marketing of the Company's technologies would likely have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON TOOLS DEVELOPMENT AND THIRD PARTY APPLICATIONS DEVELOPERS

The Company must create new developer tools for the second generation Magic Cap platform, including new compilers and debuggers which will work with the second generation technology. Any delay in the availability or adoption of such tools will delay the development of applications for Magic Cap-based communicators based on the second generation of the Magic Cap software, which could in turn severely limit or eliminate their chances for commercial success. In addition, there can be no assurance that applications developed by third parties will achieve market acceptance. Further, the limited success of initial products and services incorporating the Company's technologies to achieve market acceptance could result in third party software developers and electronic merchants and publishers discontinuing development and support of products and services based on the Company's technologies.

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

POTENTIAL SECURITY ISSUES

The implementation of a network service poses several security issues, including the possibility of break-ins and other similar disruptions. The Company intends to incorporate authentication technology in its advanced network service. However, there can be no assurance that such technology will be adequate to prevent break-ins in the service. In addition, as is generally known, weaknesses in the medium by which users may access the Company's network service, including the Internet, telephones, cellular phones and other wireless devices, may compromise the security of the confidential electronic information accessed from the Company's network service. There can be no assurance that the Company will be able to provide a safe and secure network service. The Company's failure to provide a secure network service may result in significant liability to the Company and may deter potential users of the service. The Company intends to limit its liability to users, including liability arising from failure of the authentication technology that will be incorporated into the network service, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that security vulnerabilities and weaknesses will not be discovered in the Company's network service or licensed technology incorporated into such service or in the mediums by which subscribers access the network service. Any security problems in the network service or the licensed technology incorporated in such service may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may limit the number of users of the network service and may cause interruptions or delays in the development and completion of, or the cessation of, the Company's network service. Any such expenditures, lawsuits, reduction of users, interruptions or delays in the development and completion of the network service, or the cessation of such service by the Company, would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

COMPETITION

Many of the companies with which the Company or its licensees compete, or which are expected to offer products or services based on alternatives to the Company's technologies, have substantially greater financial resources, research and development capabilities, and sales and marketing staffs, distribution channels than the Company. There can be no assurance that products incorporating the Company's technologies will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower-cost than those based on the Company's technologies, or which render the Company's technologies obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's services and technologies are the availability of the Company's technologies and the products and services of its licensees and their competitors; the functionality and architecture of the Company's technologies; the quality, ease of use, performance and functionality of the products and services developed and marketed by the Company and its licensees; the effectiveness of the Company and its licensees in marketing and distributing their products and services; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies or products introduced by existing competitors and by new companies entering the market.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1997

                           Part II--Other Information

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Stockholders of General Magic, Inc. was held on June 12, 1997.

         A proposal to elect the following three (3) directors to hold office until the 1998 Annual Meeting and until their successors are elected and qualified was approved by the stockholders. This proposal received the following votes:

                                                 For          Against
                                                 ---          -------
              Steven Markman                  19,767,584      131,650
              Carl F. Pascarella              19,752,124      147,110
              Roel Pieper                     19,771,216      128,018

         A proposal to increase by 275,000 shares the aggregate number of shares issuable under the Company's 1994 Employee Stock Purchase Plan was also approved by the stockholders. This proposal received the following votes:

                  For:                              18,990,926
                  Against:                             860,385
                  Abstained:                            47,893

         In addition, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. This proposal received the following votes:

                  For:                              19,830,077
                  Against:                              48,388
                  Abstained:                            20,769

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1997

                           Part II--Other Information

         Abstentions and broker non-votes are included in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Company's annual meeting of stockholders. They are not, however, counted for purposes of determining the number of votes cast for a proposal.


ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit has been filed with this report:

                           11.1     Computation of Net Loss Per Share

                           27.1     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: August 12, 1997                  /s/ James P. McCormick
      ---------------                  ----------------------
                         Name:            James P. McCormick
                         Title: Vice President of Finance and Administration
                                         and Chief Financial Officer



DATE: August 12, 1997                     /s/ Steven Markman
      ---------------                  ----------------------
                         Name:              Steven Markman
                         Title:    Chairman, Chief Executive Officer,
                                             and President

                               INDEX TO EXHIBITS

    Exhibit
    Number              Description
    ------              -----------

     11.1     Computation of Net Loss Per Share

     27.1     Financial Data Schedule