Form 10-Q
period 1997-09-30
GENERAL MAGIC INC
filed 1997-11-06
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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



26,873,348 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of September 30, 1997.

                        THIS DOCUMENT CONTAINS 21 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 19.

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1997


                                 C O N T E N T S

Item Number                                                                                Page
-----------                                                                                ----

                            PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        a.     Consolidated Balance Sheets - September 30, 1997 and December 31, 1996        3
        b.     Consolidated  Statements  of  Operations -  Three-Month  Periods Ended
               September 30, 1997 and 1996 and  Nine-Month  Periods  Ended  September
               30, 1997 and 1996                                                             4
        c.     Consolidated  Statements  of Cash  Flows -  Nine-Month  Periods  Ended
               September 30, 1997 and 1996                                                   5
        d.     Notes to Consolidated Financial Statements                                    6

Item 2.        Management's  Discussion  and  Analysis  of  Financial  Condition  and
               Results of Operations                                                        10


                             PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                   19

Item 2. Changes in Securities                                                               19

Item 3. Defaults Upon Senior Securities                                                     19

Item 4. Submission of Matters to a Vote of Security Holders                                 19

Item 5. Other Information                                                                   19

Item 6. Exhibits and Reports on Form 8-K                                                    19

Signatures                                                                                  20

Exhibits                                                                                    21

PART I.- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                September 30,     December 31,
ASSETS                                                              1997             1996
                                                                 ---------         ---------
Current assets:                                                 (Unaudited)
        Cash and cash equivalents                                $  17,333         $  23,706
        Short-term investments                                      22,461            44,157
        Receivables                                                    196             1,199
        Prepaid expenses and other                                     534               513
                                                                 ---------         ---------
               Total current assets                                 40,524            69,575
                                                                 ---------         ---------

Property and equipment, net                                          4,760             5,915
Other assets                                                         1,743               446
                                                                 ---------         ---------

                                                                 $  47,027         $  75,936
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                         $   1,367         $   1,984
        Accrued expenses                                            12,079            17,574
        Current portion of capital lease obligations                   589             1,022
        Deferred revenue                                              --                 325
                                                                 ---------         ---------
               Total current liabilities                            14,035            20,905
                                                                 ---------         ---------

Deferred revenue, noncurrent                                         4,186             8,200
Other long-term liabilities                                          2,437             1,128
Capital lease obligations, net of current portion                       84               241
                                                                 ---------         ---------
               Total liabilities                                    20,742            30,474
                                                                 ---------         ---------

Stockholders' equity:
  Common stock, $0.001 par value
    Authorized:  60,000 shares
    Issued and outstanding:  1997 - 26,873; 1996 - 26,419               27                26
  Additional paid-in capital                                       165,012           164,534
  Other                                                                (58)              235
  Deficit accumulated during development stage                    (138,696)         (119,333)
                                                                 ---------         ---------
               Total stockholders' equity                           26,285            45,462
                                                                 ---------         ---------

                                                                 $  47,027         $  75,936
                                                                 =========         =========


See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three-Month Periods Ended         Nine-Month Periods Ended
                                                      September 30,                    September 30,
                                               -----------------------------------------------------------
                                                 1997             1996             1997             1996
                                               --------         --------         --------         --------
Revenue:
      Licensing revenue                        $  2,228         $    197         $  2,438         $  2,001
      Other revenue                                 325              557              901            2,675
                                               --------         --------         --------         --------
Total revenue                                     2,553              754            3,339            4,676
                                               --------         --------         --------         --------

Cost of other revenue and operating
expenses:
      Cost of other revenue                         291              463              828            2,213
      Research and development                    5,513            5,520           14,948           18,314
      Sales, general and administrative           2,169            6,309            9,178           15,840
      Write-off of acquired technology
          and in-process research and
          development                              --              1,542             --              1,542
                                               --------         --------         --------         --------
Total cost and expenses                           7,973           13,834           24,954           37,909
                                               --------         --------         --------         --------

Loss from operations                             (5,420)         (13,080)         (21,615)         (33,233)

Net interest and other income                       582              663            2,269            2,266
                                               --------         --------         --------         --------

Loss before income taxes                         (4,838)         (12,417)         (19,346)         (30,967)

Income taxes                                          8                3               17              131
                                               --------         --------         --------         --------

Net loss                                       $ (4,846)        $(12,420)        $(19,363)        $(31,098)
                                               ========         ========         ========         ========

Net loss per share                             $  (0.18)        $  (0.48)        $  (0.72)        $  (1.20)
                                               ========         ========         ========         ========

Shares and share equivalents used
in computing per share amounts                   26,854           26,144           26,741           26,017
                                               ========         ========         ========         ========


See accompanying notes to consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)


                                                                                   Nine-Month Periods Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                     1997             1996
                                                                                   --------         --------
Cash flows from operating activities:
Net loss                                                                           $(19,363)        $(31,098)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      2,150            2,467
    Amortization of deferred gain from sale and leaseback financing                     (72)             (72)
    Deferred revenue                                                                 (2,339)             919
    Amortization of deferred compensation                                                77               --
    Write-off of acquired technology                                                     --            1,343
Changes in items affecting operations:
    Receivables and prepaid expenses                                                    482            1,951
    Accounts payable and accrued expenses                                            (5,472)             946
                                                                                   --------         --------

    Net cash used in operating activities                                           (24,537)         (23,544)
                                                                                   --------         --------

Cash flows from investing activities:
    Purchases of short-term investments                                             (51,260)         (34,485)
    Proceeds from sales and maturities of short-term investments                     72,741           60,252
    Purchases of property and equipment                                              (1,629)          (2,028)
    Other assets                                                                     (1,231)            (896)
                                                                                   --------         --------

    Net cash provided by investing activities                                        18,621           22,843
                                                                                   --------         --------

Cash flows from financing activities:
    Repayment of capital lease obligations                                             (590)            (519)
    Proceeds from sale of common stock                                                  324            1,186
    Other long-term liabilities                                                        (191)             885
                                                                                   --------         --------

    Net cash provided by (used in) financing activities                                (457)           1,552
                                                                                   --------         --------
Net (decrease) increase in cash and cash equivalents                                 (6,373)             851
Cash and cash equivalents, beginning of period                                       23,706           40,563
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $ 17,333         $ 41,414
                                                                                   ========         ========

Supplemental disclosures of cash flow information:
    Income taxes paid during the period                                            $     15         $    136
                                                                                   ========         ========

Noncash financing activity:
    Purchase of technology in exchange for common shares                           $      -         $    697
                                                                                   ========         ========
    Reclassification of prepaid royalties from deferred
      revenue to accrued liabilities and other long-term liabilities               $      -         $  2,466
                                                                                   ========         ========
    Reclassification of prepaid royalties from deferred
      revenue to other long-term liabilities                                       $  1,500                -
                                                                                   ========         ========
    Contribution of furniture and equipment in exchange for
      investment                                                                   $     66         $      -
                                                                                   ========         ========
    Deferred compensation for restricted stock purchase                            $    155         $      -
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

The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------------------------
                                                     (unaudited)

Office equipment and computers                        $  6,898         $  9,149
Furniture and fixtures                                   2,795            2,775
Leasehold improvements                                     519              489
Construction in process                                  1,152             --
                                                    ------------------------------
                                                        11,364           12,413
Less accumulated depreciation and amortization          (6,604)          (6,498)
                                                    ==============================
                                                      $  4,760         $  5,915
                                                    ==============================

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                                       September 30,       December 31,
                                                           1997                1996
                                                    ---------------------------------------
                                                        (unaudited)

Royalty and accrued interest                       $          8,645      $       10,012
Restructuring (See Note 3)                                      347               2,807
Employee compensation                                         1,982               3,569
Other                                                         1,105               1,186
                                                    ---------------------------------------
                                                    =======================================
                                                    $        12,079      $       17,574
                                                    =======================================

NOTE 3:  RESTRUCTURING

In the fourth quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. The Company's restructuring actions consisted primarily of terminating 64 employees, all but four of whom had been terminated as of September 30, 1997; vacating certain facilities and canceling auto leases related to these employee terminations; disposing of certain office and computer equipment; and settling a contractual obligation resulting from a change in the Telescript product strategy.

These actions resulted in an initial charge of $3,170,000. Since the inception of the restructuring plan through September 30, 1997, the Company incurred cash expenditures of $2,034,000 and noncash expenditures of $789,000. The Company expects that the remaining $347,000 accrued balance as of September 30, 1997, will result in cash expenditures. The remaining restructuring actions are expected to be completed in the next three months and will be financed through existing cash and cash equivalents.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table depicts the restructuring activity from December 31, 1996 to September 30, 1997 (in thousands):

                                             Balance as of                                  Balance as of
                                             December 31,                                   September 30,
COMPONENTS                                       1996          Spending      Adjustments        1997
                                            ---------------------------------------------------------------
                                                               (unaudited)    (unaudited)     (unaudited)


Payments to employees involuntarily         $  823             $ 377          ($99)         $347
  terminated (C)
Payments on vacated facilities and
  canceled auto leases (C)                     394               394            -             -
Disposal of office and computer  equipment
  (NC)                                         690               789           99             -
Contract settlement costs (C)                  900               900           -              -
                                            ===============================================================
                                            $2,807            $2,460          $ 0           $347
                                            ===============================================================

(C): CASH; (NC): NONCASH

NOTE 4:  COMMITMENTS AND CONTINGENCIES

During 1994 and 1995, the Company entered into Magic Cap technology license agreements with three of its stockholders. These license agreements each provided for the payment of a $2,500,000 up front, nonrefundable, nonrecoupable license fee. The agreements also provided for the payment of up to $2,500,000 in prepaid royalties payable in installments upon the Company's achievement of certain technology milestones. Failure to deliver the technology milestones entitled each licensee to terminate its agreement and obtain a refund of unrecouped prepaid royalties in two equal annual installments of principal, plus interest from the date of termination, payable commencing one year following termination of the agreement. During the fourth quarter of 1996, each of the three licensees demanded delivery of the final milestone due under the license agreements. The final milestone was delivered by the Company on or about January 24, 1997. As previously disclosed, the Company reached an agreement to resolve the claims of one of these licensees in June of 1997. In September of 1997, the Company reached agreement with a second of these licensees providing for acceptance of the final milestone, subject to certain conditions which were satisfied by the Company on September 29, 1997. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and recognized $2,000,000 in revenue previously classified as noncurrent deferred revenue. In October of 1997, the Company reached agreement with the third of these licensees, also providing for acceptance of the final milestone. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and agreed to refund prepaid royalties not recouped by January 1, 2003, plus any accrued interest, on or before December 31, 2003.

During the three-month period ended September 30, 1997, the Company entered into an original equipment manufacturer ("OEM") agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of handheld communicators. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligation to Oki Electric for purchase of these communicators. The amount outstanding as of September 30, 1997, under this letter of credit was $3,300,000. The Company has placed on deposit an equivalent amount as security with the financial institution issuing the letter of credit.

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic and diluted loss per share will not differ materially from the loss per share as presented in the accompanying consolidated financial statements.

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

OVERVIEW

General Magic, Inc. (the "Company") was incorporated in California in May 1990 and was reorganized as a Delaware corporation in February 1995. The Company is developing and marketing an advanced network service based on telecommunications, computing and Internet standards. The network service is designed to provide an integrated communications and information management solution to mobile business professionals and other consumers. The Company is also developing its patented agent technology for application in connection with the network service. In addition, the Company continues to develop its Magic Cap technology for handheld communicators and other communication devices. The Company plans to market and distribute handheld communicators and customized software applications in selected vertical markets. The Company expects to derive future revenues principally from the sale of its services and products.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 1997, the Company incurred a net loss of $4.8 million, or $0.18 per share, compared to a net loss of $12.4 million, or $0.48 per share, for the three-month period ended September 30, 1996. The net loss decreased 38% to $19.4 million or $0.72 per share, for the nine months ended September 30, 1997, compared to a net loss of $31.1 million or $1.20 per share, for the same nine-month period in the prior year. The decrease in net loss is the result of savings achieved from improved expense management and the restructuring actions taken by the Company in the fourth quarter of 1996 and the first quarter of 1997.

Revenues for the three-month period ended September 30, 1997, totaled $2.6 million compared to $0.8 million for the same three-month period last year. For the nine months ended September 30, 1997, revenues were $3.3 million compared to $4.7 million for the nine months ended September 30, 1996. The increase in revenue during the third quarter of 1997 is the result of $2 million in royalty revenue recognized under an existing master license agreement. The decrease in revenues for the nine-month period ended September 30,

1997, compared to the nine-month period ended September 30, 1996, was primarily related to the Company's shift in product strategies initiated in the latter part of 1996. The Company expects that this change will continue to have an adverse impact on 1997 revenues.

Cost of other revenue, which is related to customer maintenance and support service revenue, was $0.3 million for the three-month period ended September 30, 1997, compared to $0.5 million for the same three-month period last year. For the nine months ended September 30, 1997, cost of other revenue was $0.8 million compared to $2.2 million for the nine months ended September 30, 1996. Cost of other revenue for each of these periods consisted primarily of personnel and equipment costs and fluctuates based on customer-specific service revenue.

Research and development expenses were $5.5 million for the three-month period ended September 30, 1997, and $5.5 million for the three-month period ended September 30, 1996. For the nine months ended September 30, 1997, research and development expenses were $14.9 million compared to $18.3 million for the nine months ended September 30, 1996. Included in both the three-month and nine-month periods ended September 30, 1997, is a $0.6 million one-time charge for a technology license fee related to the development of the Company's advance network service. This charge was offset by savings related to headcount reductions and reduced product offerings. To date, the Company has expensed all software development costs as incurred.

Sales, general and administrative expenses were $2.2 million for the three-month period ended September 30, 1997, compared to $6.3 million for the same three-month period last year. For the nine months ended September 30, 1997, sales, general and administrative expenses were $9.2 million compared to $15.8 million in the same nine-month period in 1996. The decreases in the periods were primarily related to a decrease in headcount and reduced sales and marketing programs as a result of the Company's strategic product changes.

During the three-month and nine-month periods ended September 30, 1996, the Company recognized a one-time charge of $1.5 million. Included in this charge was a $1.3 million write-off of software technology previously capitalized and $0.2 million of in-process research and development.

Net interest, other income and expense amounted to $0.6 million for the three-month period ended September 30, 1997, compared to $0.7 million in the same three-month period last year. Net interest, other income and expense was $2.3 million in both nine-month periods ended September 30, 1997 and 1996. Net interest, other income and expense consisted primarily of interest income and interest expense. Interest income decreased in both the three-month and nine-month periods ended September 30, 1997, due to the decrease in cash, cash equivalents and short-term investments. This decrease was offset by the reduction in interest expense from obligations under certain master license agreements and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances which totaled $39.8 million as of September 30, 1997, down from approximately $67.9 million as of December 31, 1996. The effect on cash, cash equivalents and short term investments of savings in operating expenses in the nine months ended September 30, 1997, was partially offset by capital investment in the Company's initial network operations center, one-time research and development charges, and payment of obligations accrued in 1996. The balance of cash, cash equivalents and short term investments will continue to decrease in 1997 due to continued payment of obligations accrued in 1996, such as costs associated with the commitments to licensees and restructuring.

Under the Company's five original Magic Cap license agreements, royalty prepayments not fully recouped by the fifth anniversary of the agreements (November 30, 1997) are subject to repayment of the unrecouped amount plus accrued interest. In June 1996, the Company negotiated with one of these licensees to accelerate repayment of unrecouped prepaid royalties in exchange for the waiver of certain rights granted to the licensee by the Company in a separate agreement. The payments were due on a quarterly basis beginning July 1996, in equal installments of $0.4 million plus accrued interest. The final payment, less any recouped advances, was made in October 1997.

In addition, further recoupment of prepaid royalties is not anticipated for three of the five original Magic Cap licensees. As a result, in 1996 the Company reclassified, in the aggregate, approximately $9.0 million from current and noncurrent deferred revenue to accrued expenses for the repayment of prepaid royalties to each of these four licensees. The accrual as of September 30, 1997, including interest, totaled $8.6 million. The Company expects to pay this amount in December of 1997. In September 1996, the Company entered into an agreement with the fifth original Magic Cap licensee which, among other things, permits the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment and amends the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder. In addition, the agreement extends the date for refund of unrecouped prepaid royalties to November 2, 1999, and provides that no interest shall be due upon any refund. As a result of this agreement, the unrecouped prepaid royalty of $2.2 million remains in noncurrent deferred revenue as of September 30, 1997.

Additionally, during 1994 and 1995, the Company entered into Magic Cap technology license agreements with three of its stockholders. These license agreements each provided for the payment of a $2.5 million up front, nonrefundable, nonrecoupable technology fee. The agreements also provided for the payment of up to $2.5 million in prepaid royalties payable in installments upon the Company's achievement of certain technology milestones. Failure to deliver the technology milestones entitled each licensee to terminate its agreement and obtain a refund of unrecouped prepaid royalties in two equal annual installments of principal, plus interest from the date of termination, payable commencing one year following termination of the agreement. During the fourth quarter of 1996, each of the three licensees demanded delivery of the final milestone due under the license agreements. The final milestone was delivered by the Company on or about January 24, 1997. As previously disclosed, the Company reached an agreement to resolve the claims of one of these licensees in June of 1997. In September of 1997, the Company reached agreement with a second of these licensees providing for acceptance of the final milestone, subject to certain conditions which were satisfied by the Company on September 29, 1997. Pursuant to this agreement, the Company waived payment of the final $0.5 million installment of the prepaid royalties and recognized $2.0 million in revenue previously classified as noncurrent deferred revenue. In October of 1997, the Company reached agreement with the third of these licensees, also providing for acceptance of the final milestone. Pursuant to this agreement, the Company waived payment of the final $0.5 million installment of the prepaid royalties and agreed to refund prepaid royalties not recouped by January 1, 2003, plus any accrued interest, on or before December 31, 2003.

During the three-month period ended September 30, 1997, the Company entered into an OEM agreement with Oki Electric for the manufacture of handheld communicators. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligation to Oki Electric for purchase of these communicators. The amount outstanding as of September 30, 1997, under this letter of credit was $3.3 million. The Company has placed on deposit an equivalent amount as security with the financial institution issuing the letter of credit.

The Company expects that its cash, cash equivalents and short-term investment balances of $39.8 million as of September 30, 1997, will be adequate to fund the Company's operations through 1998. However, the

Company is evaluating other sources of capital. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company and its licensees develop and introduce their products and services; the market acceptance and competitive position of new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in capital equipment to construct network operations centers; and the response of competitors to the products and services based on the Company's technologies. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to significantly limit its operations.

As part of its business strategy, the Company assesses opportunities to enter into joint ventures, to acquire businesses, products or technologies and to engage in other like transactions. The Company has made no material commitment or agreement with respect to any such transaction at this time.

RISK FACTORS

In addition to the other information in this From 10-Q, the following factors should be considered carefully in evaluating the Company and its business before purchasing shares of the Company's stock.

CHANGE IN STRATEGY

The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its technology, enter into key partnering, development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to become a provider of an advanced network service is predicated on the assumption that in the future, the number of users of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of September 30, 1997, the Company had an accumulated deficit of $138.7 million, with net losses of $19.4 million, $45.6 million and $20.6 million for the nine-month period ended September 30, 1997, and the years ended December 31, 1996, and 1995, respectively.

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

TECHNOLOGY DEVELOPMENT

The Company's future success is based substantially upon its ability to develop new technology to enable it to provide an advanced network service, and to enhance its existing products and technologies. Software product development schedules are difficult to predict because they involve creative processes, use of new development tools and the learning processes associated with development of new technologies, as well as other factors. Moreover, because of its complexity, software frequently contains undetected errors or failures, especially when first introduced or when new versions or enhancements are released. There can be no assurance that despite testing by the Company, errors will not be found in new software developed by the Company. To provide an advanced network service, the Company also will require technology developed by third parties. The Company has limited control over whether or when such technologies will be developed or enhanced. The failure to timely develop or license the software technology, or the occurrence of errors in such technology, could prevent or delay introduction or market acceptance of the Company's advanced network service, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

To date, the Company has distributed its Magic Cap platform directly to its licensees. Because of the limited success of this strategy, the Company plans to market and distribute handheld communicators and customized software applications in selected vertical markets. In conjunction with this plan, the Company entered into an OEM agreement for the manufacture of handheld communicators which incorporate the Magic Cap technology. The Company plans to distribute such products through a variety of distribution channels, including a direct sales force, value-added resellers ("VARs") and outside sales representatives. There can be no assurance that the change in the Company's Magic Cap distribution strategy will be successful. Failure to establish and maintain a direct sales force or relationships with VARs and outside sales representatives would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON EMERGING MARKETS

The Company's future financial performance will depend on the growth in demand for an advanced network service by mobile business professionals and other consumers. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for the Company's technologies are subject to a high level of uncertainty. Because the market for the Company's advanced network service is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that the market for the Company's service will develop, or that it will not develop more slowly than expected or attract new competitors. If the Company's service does not achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

COMPETITION

Many of the companies with which the Company or its licensees compete, or which are expected to offer products or services based on alternatives to the Company's technologies, have substantially greater financial resources, research and development capabilities, sales and marketing staffs, and better developed distribution channels than the Company. There can be no assurance that products or services incorporating the Company's technologies will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower cost than those based on the Company's technologies, or which render the Company's technologies obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's services and technologies are the availability of the Company's technologies and the products and services of its licensees and their competitors; the functionality and architecture of the Company's technologies; the quality, ease of use, performance and functionality of the products and services developed and marketed by the Company and its licensees; the effectiveness of the Company and its licensees in marketing and distributing their products and services; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies, products or services introduced by existing competitors and by new companies entering the market.

INTELLECTUAL PROPERTY

The Company seeks to protect its proprietary information and technology through contractual confidentiality provisions and the application for United States and foreign patents, trademarks and copyrights. There can be no assurance of patents, trademarks or copyrights or that third parties will not seek to challenge, invalidate or circumvent such applications or resulting patents, trademarks or copyrights. Additionally, competitors may independently develop equivalent or superior, non-infringing technologies. The Company's revenue could be adversely affected to the extent that such technologies avoid infringement of the Company's patents. Furthermore, there can be no assurance that third parties will not assert claims of infringement of intellectual property rights against the Company and that such claims will not lead to litigation and/or require the Company to significantly modify or even discontinue sales of certain of its products. Any such event may have a material adverse effect on the Company's business, operating results and financial conditions.

PERSONNEL

The Company must continue to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and there can be no assurance that key Company management and engineering personnel will remain employed by the Company, or that the Company will be able to attract sufficient additional personnel to execute its business plan. The Company experienced significant attrition of engineering, marketing, administrative and sales personnel during the latter part of 1996 and the first half of 1997, including an approximate one-half reduction in its workforce between October 1996 and January 1997. These reductions adversely affected, and may in the future adversely affect, the Company's ability to attract, retain and motivate qualified personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. Failure to attract or retain qualified personnel would likely have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED RESOURCES

Building an advanced network service based on software technology is a complex process that requires significant engineering and financial resources. Among other things, to implement its network service, the Company must develop certain technology and license other technologies from third parties, and establish distribution channels and strategic partnering relationships. In addition, with respect to its handheld communicator business, the Company must customize third party applications for its selected vertical markets, establish distribution channels, and develop a sales force. In part as a result of reductions in personnel in October 1996 and January 1997, the Company currently has limited technical and sales staff. Furthermore, because the Company has generated minimal revenues to date and does not expect to generate revenues in 1997, if at all, the Company must conserve its remaining cash reserves. There can be no assurance that given the limited resources of the Company it will be able to develop or implement its advanced network service or develop and distribute handheld communicators and associated software. Failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

MAGIC CAP LICENSEES

The Company continues to work with its licensees to develop products based on its Magic Cap technology. The Company provided its Magic Cap licensees with the next generation of its technology in January 1997. There can be no assurance that the Company's licensees will incorporate the new release into any of their products. Moreover, some of the Company's licensees make competitive products or have strategic relationships with competitors of the Company. Accordingly, the Company entered into an OEM agreement for the manufacture of handheld communicators which incorporate the Magic Cap technology, and plans to distribute such products to selected vertical markets. See "Third Party Products." Failure of the Magic Cap licensees to successfully commercialize products utilizing the Company's technologies or failure of the licensees to commit sufficient resources to the marketing of the Company's technologies could adversely affect the Company's business, operating results and financial condition.

THIRD PARTY PRODUCTS

The Company has entered into an OEM agreement for the manufacture of handheld communicators which incorporate the Magic Cap technology. Failure of the OEM to manufacture such products or to meet the Company's volume and quality requirements and delivery schedules could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the OEM manufactures product outside of the United States and supply of such products could be adversely affected by factors normally attendant to the conduct of foreign trade, including imposition of duties, taxes, fees or other trade restrictions, fluctuations in currency exchange rates and longer delivery times.

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

POTENTIAL SECURITY ISSUES

The implementation of a network service poses several security issues, including the possibility of break-ins and other similar disruptions. The Company intends to incorporate authentication technology in its advanced network service. However, there can be no assurance that such technology will be adequate to prevent break-ins. In addition, as is generally known, weaknesses in the medium by which users may access the Company's network service, including the Internet, telephones, cellular phones and other wireless devices, may compromise the security of the confidential electronic information accessed from the Company's network service. There can be no assurance that the Company will be able to provide a safe and secure network service. The Company's failure to provide a secure network service may result in significant liability to the Company and may deter potential users of the service. The Company intends to limit its liability to users, including liability arising from failure of the authentication technology that will be incorporated into the network service, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that security vulnerabilities and weaknesses will not be discovered in the Company's network service or licensed technology incorporated into such service or in the mediums by which subscribers access the network service. Any security problems in the network service or the licensed technology incorporated in such service may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may limit the number of users of the network service and may cause interruptions or delays in the development and completion of, or the cessation of, the Company's network service. Any such expenditures, lawsuits, reduction of users, interruptions or delays in the development and completion of the network service, or the cessation of such service by the Company, would have a material adverse effect on the Company's business, operating results and financial condition.

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1997

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

\                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: November 6, 1997         /s/ James P. McCormick
     -----------------       ------------------------------------------------
                             Name:           James P. McCormick
                             Title: Vice President of Finance and Administration
                                    and Chief Financial Officer



DATE: November 6, 1997        /s/ Steven Markman
     -----------------       ------------------------------------------------
                             Name:          Steven Markman
                             Title: Chairman, Chief Executive Officer
                                    and President

Exhibit Number           Description
--------------           -----------

     11.1                Computation of Net Loss Per Share
     27.1                Financial Data Schedule