Form 10-K
period 1997-12-31
GENERAL MAGIC INC
filed 1998-03-31
CIK 933524

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

                                 (408) 774-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS          NAME OF EXCHANGE ON WHICH REGISTERED
        -------------------          ------------------------------------
               None                                 None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 27, 1998, as reported on the Nasdaq National Market, was approximately $56,245,541. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of February 27, 1998: 26,927,886

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

================================================================================

                                     PART I

     This report includes a number of forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. These factors include, but are not limited to, the Company's ability to successfully execute its new business strategy; the risks inherent in the development and delivery of complex technologies; the emergence of new markets for the Company's products and services, and the Company's ability to compete in those markets; the Company's dependence on the establishment of distribution arrangements and other strategic partnerships; the Company's limited financial resources; and the Company's ability to attract, retain and motivate qualified personnel. A further discussion of these and other risk factors is contained in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this report.

ITEM 1. BUSINESS

COMPANY

     General Magic, Inc. (the "Company") develops and markets integrated voice and data applications. The Company is currently developing an advanced network service, code-named Serengeti, to meet the communication and information management requirements of today's mobile professionals. The advanced network service will allow subscribers to access and respond to information important to their success, either through a highly developed voice user interface or a leading Web browser. Among other things, the service is expected to (i) manage the subscriber's inbound and outbound calls; (ii) collect and consolidate the subscriber's email, and notify the subscriber upon receipt of priority messages;
(iii) maintain the subscriber's calendar, address book and task list; (iv) collect and forward stock quotes, news and selected public information based on subscriber preferences; and (v) retrieve press releases and other news and information concerning thousands of publicly traded companies. The Company is also developing and marketing handheld communication devices based on its Magic Cap platform technology. The first of these devices, the DataRover 840, was commercially released in February 1998, and is intended to meet the data-access and communication needs of mobile workers in the health care, utilities and transportation industries.

     The Company's current business strategy was announced early in 1997. In prior years, the Company had developed and licensed two platform technologies, Magic Cap and Telescript. Magic Cap is an integrated communication applications platform, initially designed for handheld communication devices. Telescript was the first implementation of the Company's patented agent technology. It was comprised of two significant components: a programming language that enabled the creation of agents, and a virtual machine that executed agents and transported them from one device to another over a network. The Company initially licensed its Magic Cap and Telescript platform technologies to multinational consumer electronics companies and to telecommunications network operators. The consumer market for handheld communication devices was slow to develop, however, and the Company did not generate significant royalty revenues in connection with its licensing efforts. In addition, the Internet emerged as the public data communications network of choice, significantly reducing the market opportunity for the proprietary Telescript platform.

     During this period, demand for products and services that address the communication and information management needs of an increasingly mobile society rapidly expanded as evidenced by the proliferation of electronic devices and the explosive growth of the Internet, corporate intranets and network services. Advances in wireless telecommunication technologies enabled the growth of paging and cellular telephone networks. Devices such as notebook and subnotebook computers with modems (both wireline and wireless) allowed mobile professionals to connect to their PCs from almost any location, as well as to access on-line information and electronic mail services while traveling worldwide. In response to the growing demand of users for a single resource to access and manage communication and information, the Company adopted its new business strategy designed to establish the Company as a leading provider of integrated voice and data applications. The Company is developing the Serengeti service to provide a, single, easy-to-use, cost-effective solution to mobile professionals who need to access, sort through and respond to a multitude of messages, manage their business information, and obtain relevant news and other information on demand.

     The Company was incorporated in California in May 1990 and was reorganized as a Delaware corporation in February 1995. This Form 10-K contains trademarks of General Magic and other companies.

STRATEGY

     The Company's goal is to become a leading provider of integrated voice and data applications for the mobile user community. The Company's strategy for achieving that goal includes the following key elements:

     Launch Advanced Network Service. The Company intends to commercially launch its Serengeti service in the middle of 1998. This advanced network service is designed as a second generation virtual assistant for today's mobile professionals, allowing them to access and manage their information through the most natural interface known -- their own words. The advanced network service will be supported by network operations centers, the first of which is located in the Company's Sunnyvale, California, office and is designed to serve more than 100,000 subscribers. The network operations centers will feature a high-availability architecture and built-in fault tolerance to ensure maximum uptime to users.

     Embrace Standard Devices, Applications and Technologies. The Company believes that by embracing devices and applications commonly used by mobile professionals, and by incorporating industry standard technologies, the Serengeti service will offer ready access and greater functionality and service to a broader potential subscriber base. The Serengeti service will be accessible from any phone or via the current versions of leading Web browsers. The Company also expects the Serengeti service to synchronize with popular desktop information managers such as Microsoft Outlook, Microsoft Schedule+, Lotus Organizer, Symantec ACT! and Starfish Sidekick, as well as Windows CE-based devices and the PalmPilot. In addition, the architecture of the Serengeti service is based on recognized industry standards that will enable the Company to incorporate next generation features and technologies as they are developed.

     Build Subscriber Base. As it readies the Serengeti service for commercial launch later this year, the Company is pursuing a number of efforts to build its subscriber base. The Company is engaged in discussions with cellular carriers, enhanced telecommunication service resellers, telecommunication companies, wireless data service providers, portable device manufacturers and Internet service providers for the distribution of its advanced network service. The Company believes that its network operations center model will be appealing to these potential channel partners because it minimizes the capital investment required of them or their customers. In addition, the Company is executing a marketing strategy intended to create awareness of and preference for the Serengeti service among potential channel partners and subscribers.

     Develop Enhancements to the Advanced Network Service. To ensure that the Serengeti service offers subscribers the latest available features and functions, the Company actively seeks to independently develop enhancements and to establish strategic relationships with technology developers and providers. The Company is currently extending its patented agent technology for application in the Serengeti service. In addition, in 1997, the Company entered into strategic relationships with AcuVoice, Inc. ("AcuVoice"), Alpha Microsystems, Inc. ("Alpha Microsystems"), Ensemble Information Systems ("Ensemble") and Starfish Software, Inc. to enhance the functionality of its advanced network service. The Company will continue to pursue such relationships in order to expand and improve the Serengeti service on an ongoing basis.

     Penetrate Additional Markets. The Company is engaged in product marketing and research and development efforts to identify and penetrate additional markets for its Serengeti service. Currently, the Company is prototyping new communication devices to extend the reach of the Serengeti service to other markets, including the consumer and enterprise markets. The prototypes are based on Internet standards and employ an advanced standards-based version of the Magic Cap platform technology initially developed for handheld communication devices.

SERVICES, PRODUCTS AND COMPETITION

THE SERENGETI NETWORK SERVICE

  Overview

     The Company's Serengeti service is a second generation virtual assistant for today's mobile professionals that will allow them to access and manage their key information through the most natural interface known -- their own words. The first release of the service is expected, among other things, to (i) manage the subscriber's inbound and outbound calls; (ii) collect and consolidate the subscriber's email, and notify the subscriber upon receipt of priority messages;
(iii) maintain the subscriber's calendar, address book and task list; (iv) collect and forward stock quotes, news and selected public information based on subscriber preferences; and (v) retrieve press releases and other news and information concerning thousands of publicly traded companies. The Serengeti service will be supported by network operations centers, the first of which is located in the Company's Sunnyvale, California, office and is designed to serve more than 100,000 subscribers.

     The Company has performed internal and external tests of the Serengeti service and anticipates further field tests in the second quarter of 1998. The Company currently expects to make the Serengeti service commercially available in the middle of 1998. The Company's success is dependent upon the results of the field tests and commercial release of the Serengeti service. There can be no assurance that the field tests will be successful. If such tests are not successful, the Company will be required to attempt to enhance or modify the Serengeti service. There can be no assurance that the Company will be able to modify the Serengeti service so that positive field tests result. Even if the field tests are successful, there can be no assurance that subscribers will be satisfied with the operation or functionality of the Serengeti service. Failure of the advanced network service to achieve market acceptance will have a material adverse effect on the Company's business, financial condition and operating results.

     The Company believes that its Serengeti service will provide a single, easy-to-use, cost-effective solution to mobile professionals who need to access, sort through and respond to a multitude of messages, manage their business information, and obtain relevant news and other information on demand. There can be no assurance, however, that the Company will be able to develop the Serengeti service it envisions, or that such service will be commercially successful at any time in the future. The Company is subject to all of the risks inherent in the establishment of a new business enterprise. The Company must, among other things, establish technical feasibility and complete development of its advanced network service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The failure to accomplish any of these objectives could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

  Accessing the Serengeti Service Via a Phone or Web Browser

     The Serengeti service may be accessed either through a phone or the current versions of leading Web browsers. By entering a subscriber ID and password, subscribers to the Serengeti service will have access to, and control of, messages delivered via a telephone and email. In addition, the subscriber will be able to maintain an address book and calendar and to access other relevant news and information. As a second generation virtual assistant, the Serengeti service will feature a highly developed natural language voice user interface ("VUI"). The VUI is designed to act on plain English instructions, rather than requiring the subscriber to memorize specific commands or follow lengthy menus.

  Integrating and Managing Telephone, Email, Fax and Paging Communications

     The Serengeti service will manage both inbound and outbound calls. The advanced network service will answer inbound calls to subscribers and either allow the caller to leave a message or, if a subscriber has so elected, route the call to different phone numbers in an effort to locate the subscriber. If the caller leaves a message, the subscriber can later retrieve the message and, if desired, verbally instruct the virtual assistant to return the call. In addition, the Serengeti service will be able to collect email messages from one or multiple email accounts, read the email to the subscriber utilizing text-to-speech technology licensed from AcuVoice, and enable the subscriber to respond to the email by return email, or by calling the sender. The subscriber can also set parameters so that only emails from known contacts or with certain key words are collected. The Serengeti service is also expected to enable subscribers to send and obtain faxes and to page them based on parameters set by subscribers.

  A Business Information Manager

     Like a personal assistant, the Serengeti service will maintain the subscriber's address book and calendar. The Serengeti service is expected to synchronize with such popular desktop information managers as Microsoft Outlook, Microsoft Schedule+, Lotus Organizer, Symantec ACT! and Starfish Sidekick, as well as Windows CE-based devices and the PalmPilot. The Company is also designing Serengeti based on technology from Ensemble that allows subscribers to set their preferences for news and information that may be read, emailed or faxed to them. The Serengeti service will also retrieve on demand news and information concerning thousands of publicly traded companies. In addition, the Company has licensed technology from Alpha Microsystems that will allow subscribers to retrieve stock prices, to track their portfolio, and to receive notification of changes in the prices of portfolio stocks based on preferences established by the subscriber.

  Network Operations Centers

     Construction of the first of the Company's network operations centers was completed in the fourth quarter of 1997. The center features a high availability architecture and a fault-tolerant ATM network backbone running Pentium II-based Windows NT-equipped computers. The center has been designed based on industry standards in order to allow the Company to optimize the configuration of the Serengeti service on an ongoing basis, and to incorporate next generation features and technologies as they are developed. The Company believes that the network operations center model will differentiate the Serengeti service from the offerings of its competitors by minimizing any capital investment required of potential channel partners or their customers.

  Customer Service and Support

     The Company believes that a high level of customer service and support is important to the success of the Serengeti service. The Company has established a customer service department that will be responsible for educating, enrolling and assisting subscribers of the Serengeti service and, in consultation with the Company's technical support personnel, resolving any technical difficulty subscribers may have in using the service. The Company currently anticipates that its customer service department will be staffed 24 hours a day, seven days a week, and will be accessible by a toll-free call or over the Web. In addition, the Company expects that all members of its customer service department will be trained in all aspects of customer service in order to enable them to respond to any service-related question a subscriber may have. There can be no assurance that the Company's customer service and support will satisfy the requirements of its subscribers. The Company's failure to adequately service and support its customers could have a material adverse effect on the Company's business, operating results and financial condition.

  Competition

     Competition in network services for communication and information management is intense, rapidly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, established customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. Such competition could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes it has a competitive advantage because it will be one of the first to offer an advanced network service to address the communication and information management needs of mobile professionals. The Company also believes that its network operations center model will distinguish the Serengeti service from the offerings of its competitors by minimizing the capital investment required of its potential channel partners or their customers. The Company is engaged through its direct sales and business development team in discussions with cellular carriers, enhanced telecommunication service resellers, telecommunication companies, wireless data service providers, portable device manufacturers and Internet service providers. The Company believes that the principal competitive factors affecting the market for network services for communication and information management are price, performance, quality and functionality. The Company believes that it will be able to compete effectively in these areas.

     Other companies currently offer some of the functionality that the Company expects its Serengeti service will provide. For example, the call forwarding and voice mailbox features of the Company's Serengeti service are offered by companies such as AT&T Corp., MCI Communications Corporation and Sprint Corporation, as well as the regional telephone operating companies and other independent voice mail vendors. The electronic mail reading feature of the Serengeti service is provided by such companies as Intellivoice Communications, Inc., Premiere Technologies Inc., Webley Systems, Inc. and Wildfire Communications, Inc. While the Company is not currently aware of any major competitor that offers or is attempting to offer a service identical to the Serengeti service being developed by the Company, many of the Company's competitors and potential competitors have substantial resources and technical expertise and could likely develop such a service. The Company believes that existing competitors such as the regional telephone operating companies may extend their service offerings to compete with the Company's Serengeti service. In addition, software developers such as Microsoft Corporation and Oracle Corporation, and voicemail hardware, software and service providers such as AccessLine Technologies, Inc., Call Sciences Ltd., Centigram Communications Corporation, Intellivoice Communications, Inc., International Business Machines Corporation, Lucent Technologies, Inc., Premiere Technologies Inc., Wildfire Communications, Inc. and others may extend the capability of their offerings to include many, if not all, of the features being developed for the Company's advanced network service. On-line service providers and Internet service providers such as America Online, Inc. may enhance their services to compete with the Company's advanced network service. Such increased competition could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Competition."

THE DATAROVER PRODUCTS

  Overview

     In February 1998, the Company commercially released its DataRover 840 device, the first of a family of handheld devices designed to meet the data-access and communication needs of mobile workers in the health care, utilities and transportation industries. The DataRover 840 is based on the Company's Magic Cap technology, which provides a complete communication applications platform for the development of applications customized for the Company's targeted markets. In addition, the DataRover 840 features an innovative user interface that allows mobile workers to adopt and use the device with a minimum of training and support. The DataRover 840 is compatible with industry standard communication protocols, which permit transmission, access and retrieval of key information from the Internet or corporate intranets while in the field. The DataRover 840 is distinguished by its easy-to-use tablet design, and is lightweight, portable and durable.

     The Company has also introduced the DataRover Remote Access Kit, a rapid application development tool. This tool, which the Company expects to be commercially available in the second quarter of 1998, will enable the rapid development of custom forms-based mobile data access applications in a Windows-based environment. The Company believes that applications created with the DataRover Remote Access Kit will interact with a variety of network database applications from companies such as Informix Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc.

     In August 1997, the Company entered into an OEM arrangement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of DataRover 840 devices. Under the terms of the Agreement, Oki Electric is obligated to supply DataRover 840 devices to the Company for at least the next twelve (12) months. To the extent Oki Electric fails to timely manufacture the DataRover devices or meet the Company's volume and quality requirements and delivery schedules, which has occurred in the past, the Company's business, operating results and financial condition could be materially adversely affected. See, also, Note 10 to the Company's Consolidated Financial Statements.

     The Company maintains a direct sales force at its Sunnyvale, California, headquarters to sell the DataRover 840 device. There can be no assurance that the DataRover 840 will gain market acceptance. Failure of the product to gain market acceptance, or any delay in acceptance, could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

  Competition

     Competition in handheld communication devices is intense and acutely influenced by advances in technology, product improvements, new product introductions, and price competition. The Company competes principally on the basis of price, performance, quality, and functionality, including ease of use and communication and customization capabilities. With its DataRover line of products, the Company faces competition from companies that offer operating system software for handheld communication devices, including Microsoft Corporation. In addition, the Company's DataRover products compete with certain existing solutions in the field service market. Principal competitors include Fujitsu Limited, Intermec Technologies Corporation, Symbol Technologies, Inc., Telxon Corporation and other companies, such as CASIO Computer Co., Ltd. and Philips Electronics N.V., that manufacture and sell Windows CE-based devices. Many of these firms have far greater financial, marketing and technical resources than the Company. There can be no assurance that the Company's DataRover products will achieve sufficient cost-effectiveness, performance, quality or functionality to compete with existing or future alternatives. Failure of the DataRover products to successfully compete with existing and future handheld devices could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Competition."

RESEARCH AND DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance the features and functionality of its advanced network service, including its network operations centers, and to develop additional services and products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements.

     The Company's total expenses for research and development for the years ended December 31, 1997, 1996 and 1995 were $20.5 million, $23.0 million and $19.3 million, respectively. The Company expects that it will continue to invest substantial funds in research and development activities. A current project involves prototyping new communication devices to extend the reach of the Serengeti service. The Company is also extending its patented agent technology for application in the Serengeti service. There can be no assurance that the Company will develop and commercially release the Serengeti service, new DataRover products, enhancements to these offerings, or other new products and services in a timely or cost-effective manner. To the extent the Company's development efforts are not successful, the Company's business, operating results and financial condition will be materially adversely affected.

MARKETING

     The Company's marketing activities consist primarily of product marketing, marketing programs, interactive marketing and corporate communications. The Company's product marketing activities include market research, product and service definition and strategy, and strategic partnering and business development efforts. The Company's marketing programs, interactive marketing and corporate communications activities are intended to establish the corporate identity of the Company and its brands and create awareness of and preference for the Serengeti service among potential channel partners and subscribers. Marketing program activities include the preparation of corporate brochures, pamphlets, videos and other educational materials in support of conferences, trade shows, marketing programs and the distribution channels; interactive marketing activities include the design, development and deployment of the Company's Web site; and corporate communications activities include press communications and public relations.

     The Company has increased its marketing staff in anticipation of the commercial release of the Serengeti service and the DataRover products, and expects that a further increase will be necessary. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. Failure of the Company to hire and train qualified marketing personnel on a timely basis in the future may have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Personnel."

PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. In February 1997, the United States Patent and Trademark Office ("PTO") issued the Company a pioneering patent with respect to its agent technology. The Company has filed counterpart patent applications in Canada, Europe and Japan. Also in 1997, the PTO issued the Company three patents regarding certain features of the Magic Cap operating system software, and a fourth with respect to a component of the Magic Cap hardware reference design. There can be no assurance that the patent laws will provide effective legal or injunctive remedies to stop any infringement of these patents, or that the patents will not be challenged, invalidated or circumvented. Also, there can be no assurance that the rights granted under these patents will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent to or superior to the Company's technology.

     The Company has also filed with the PTO eight patent applications, three of which have been allowed but not yet granted. One of these applications relates to the Company's agent technology, and the balance relate to certain features or components of the Magic Cap operating system software or the Magic Cap hardware reference design. No assurance can be given that the Company's pending patent applications will result in the issuance of patents, or that any patents will provide competitive advantages to the Company or will not be invalidated or circumvented by competitors.

     The Company relies in part on copyright laws to prevent unauthorized duplication of its software and documentation. The Company has not sought protection of its semiconductor designs under the mask work rights laws, but may do so in the future. However, existing copyright and mask work laws afford only limited protection, especially in certain jurisdictions outside the United States where the Company may license its technology, or sell products or services incorporating its technology. Unauthorized parties may copy the Company's technologies or reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Moreover, the protection provided to the Company's proprietary technology by the laws and courts of foreign nations against piracy and infringement will not, in all cases, be substantially similar to the remedies available under U.S. law.

     The Company also relies on certain software that it currently licenses and will license from third parties, including software that will be integrated with internally developed software and used in the Company's advanced network service to perform key functions. There can be no assurance that such third parties will remain in business, that they will develop or support their technology or that third party technology will be available to the Company in the future on commercially reasonable terms. The inability to secure and maintain these software licenses could result in delays or cancellations in the development or deployment of the Company's advanced network service. Any such delay or cancellation could materially adversely affect the Company's business, operating results and financial condition.

     From time to time, the Company has received communications from third parties claiming that features or content of certain of its products, services and/or technologies may infringe intellectual property rights of such parties. It is the Company's practice to review all such claims and determine if a license is appropriate. To date, no such claim has resulted in litigation against the Company. However, if litigation were to be commenced against the Company, the asserting parties are likely to claim damages and/or seek to enjoin commercial activities relating to the Company's technology or products affected by such parties' rights. There can be no assurance that any infringement or indemnification claims will not be made against the Company in the future. Any such claims could be costly and a diversion of management's attention, which alone could have a material adverse effect on the Company's business, results of operations and financial condition. Adverse determinations in any such dispute could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or enjoin the Company's commercial activities, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

     Based on a preliminary study, the Company does not expect that its costs for the conversion of computer information systems to enable proper processing of transactions relating to the year 2000 and beyond will be material. The Company continues to evaluate appropriate courses of corrective action. The Company does not expect any amounts that it may be required to expense over the next two years will have a material adverse effect on its business, financial position or results of operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Year 2000 Compliance."

EMPLOYEES

     As of December 31, 1997, the Company had 130 full-time employees, of whom 77 were primarily engaged in engineering, 5 in customer service and support and 48 in sales, general and administrative. The Company has experienced no work stoppages and believes that its employee relations are good. Competition for employees in the computer and software industries is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract, assimilate and retain highly skilled technical, sales, marketing and management personnel. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Limited Resources, -- Personnel."

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 27, 1998, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

        NAME                               POSITION WITH THE COMPANY             AGE   EMPLOYED SINCE
        ----                               -------------------------             ---   --------------
Steven Markman, Ph.D. ...       Chairman, Chief Executive Officer and President  52    September 1996
Mary E. Doyle............       Vice President of Business Affairs, General      45    July 1996
                                Counsel and Secretary
Linda A. Hayes...........       Vice President of Marketing                      56    September 1997
James P. McCormick.......       Vice President of Finance and Administration,    39    June 1997
                                and Chief Financial Officer
Elena M. Morera..........       Vice President of Human Resources                46    July 1996
Steven D. Schramm........       Vice President and General Manager,              38    March 1992
                                Communication Products Division
Kevin J. Surace..........       Vice President and General Manager, Products     35    November 1996
                                and Network Solutions Division

     STEVEN MARKMAN joined the Company as Chairman, Chief Executive Officer and President in September 1996. Prior to joining the Company, Dr. Markman served Novell, Inc. as executive vice president and general manager of the Products Group from January 1996 to September 1996, and as the executive vice president and general manager of the Information Access and Management Group from August 1994 until January 1996. Dr. Markman was vice president of engineering at First Pacific Networks from March 1994 to August 1994, and was a principal at Venture Consulting from September 1993 through March 1994. From February 1993 to May 1993, Dr. Markman was acting Chief Executive Officer of Adaptive Corporation, which was merged with Network Equipment Technologies ("NET") in May 1993. Dr. Markman served as senior vice president and general manager of the Network Systems Group of NET from April 1991 to May 1993. Dr. Markman holds a B.S. and a M.S. in Electrical Engineering and Electrophysics, respectively, from the Polytechnic Institute of Brooklyn. He also received a Ph.D. in Electrophysics from the Polytechnic Institute of New York.

     MARY E. DOYLE joined the Company in July 1996 as General Counsel and Secretary, and has served as its Vice President of Business Affairs since January 1997. Before joining the Company, Ms. Doyle served Teledyne, Inc. as general counsel of the Aerospace and Electronics segment from January 1995 through July 1996, as Assistant General Counsel from 1990 through 1994, and as Counsel from 1984 through 1989. Ms. Doyle received an A.B. in Biology and Economics from the University of California, Santa Cruz, and a J.D. from the University of California, Berkeley.

     LINDA A. HAYES joined the Company in September 1997 as Vice President of Marketing. Ms. Hayes was Vice President of Marketing for Pretty Good Privacy, Inc. ("PGP") from August 1996 to September 1997. Prior to joining PGP, she served as Vice President of Marketing at Novell, Inc. from September 1995 to August 1996. Ms. Hayes was Vice President of Marketing Communications Worldwide for Zenith Data Systems from January 1993 to September 1995. Previously, from January 1987 to January 1993, Ms. Hayes held a variety of management positions at Motorola Inc. in worldwide marketing communications and public relations. Ms. Hayes holds an A.B. in English from Kansas State University, and has completed the Corporate Communications Program at Northwestern University's Kellogg Graduate School.

     JAMES P. MCCORMICK joined the Company in June 1997 as Vice President of Finance and Administration and Chief Financial Officer. From September 1996 to June 1997, Mr. McCormick was Vice President of Finance and Administration and Chief Financial Officer for UB Networks ("UB"), and from July 1994 through September 1995, he served first as Director and then as Group Director of Financial Planning and Analysis for UB. Before joining UB, Mr. McCormick worked with Tandem Computers in a variety of management capacities from July 1989 through May 1994, most recently as Senior Finance Manager for Revenue Forecasting and Planning. Mr. McCormick received his B.S. in Business Administration (Accounting) from the University of Toledo, and his M.B.A. from the University of Michigan.

     ELENA M. MORERA joined the Company in July 1996 as Vice President of Human Resources. Before joining the Company, Ms. Morera served as vice president of human resources for Scantron Corporation from July 1992 to July 1996. Previously, Ms. Morera was manager of employment and employee relations for Calcomp, Inc. from April 1988 through July 1992. Ms. Morera holds a B.S. in Education from Florida International University, and earned her M.A. in Management from the Claremont Graduate School.

     STEVEN D. SCHRAMM has served as Vice President and General Manager of the Company's Communication Products Division since June 1996. He served as Vice President and General Manager of the Company's Magic Cap Division from September 1995 to June 1996. From September 1994 to September 1995, Mr. Schramm served as Vice President, Engineering, and from March 1992 to September 1994, as Director of Communication Engineering of the Company. Before joining the Company, Mr. Schramm served as a program manager at Teknekron Communication Systems, from January 1990 to March 1992, where he led the development of network management systems. Mr. Schramm holds a B.S. in Mathematical Sciences from Stanford University.

     KEVIN J. SURACE joined the Company in November 1996 as Vice President of Telephony Solutions, and has served as its Vice President of Products and Network Solutions since January 1997. From March 1996 until November 1996, Mr. Surace was an independent executive consultant in the Internet, wireless, software and telecommunications industries. From 1992 through 1996, he held several positions with Air Communications, including president and chief executive officer. Prior to joining Air Communications, Mr. Surace was director of marketing and sales for Hestia Technologies from October 1989 through September 1992. Mr. Surace earned his B.S. in Electrical Engineering Technology from the Rochester Institute of Technology.

ITEM 2. PROPERTIES

     The Company's principal administrative, marketing, manufacturing and research and development operations are located in a single building in Sunnyvale, California. This facility consists of three floors, each comprising approximately 39,000 square feet and is occupied under a lease that expires in June 2002. In April 1997, the Company surrendered one floor of its Sunnyvale facility, and terminated office leases in both Paris, France and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company effected an initial public offering ("IPO") on February 9, 1995, with its Common Stock traded on the Nasdaq National Market under the symbol "GMGC." As of December 31, 1997, there were 350 stockholders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders of record. The following table sets forth, for the quarters indicated, the high and low bid price per share of the Company's Common Stock for the last two fiscal years as reported on the Nasdaq National Market:

                                                              PRICE RANGE
                                                          -------------------
                                                           HIGH          LOW
                                                          ------        -----
CALENDAR 1997:
First Quarter...........................................  $ 2.63        $1.00
Second Quarter..........................................    2.06         0.94
Third Quarter...........................................    2.22         2.19
Fourth Quarter..........................................    3.38         1.38

CALENDAR 1996:
First Quarter...........................................  $11.75        $5.50
Second Quarter..........................................    8.75         3.88
Third Quarter...........................................    7.38         3.50
Fourth Quarter..........................................    4.25         2.06

     The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is derived from the Company's audited consolidated financial statements. This data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                           PERIOD FROM
                                                  YEARS ENDED DECEMBER 31,                   5/1/90
                                    ----------------------------------------------------   (INCEPTION)
                                      1997       1996       1995       1994       1993     TO 12/31/97
                                    --------   --------   --------   --------   --------   -----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Total revenue.....................  $  3,456   $  5,917   $ 14,165   $  2,500   $     --    $  26,038
Research and development..........    20,548     23,028     19,297     13,426      8,914       93,423
Selling, general and
  administrative..................    12,676     23,944     18,092     10,394      8,483       80,196
Write-off of acquired technology
  and in-process research and
  development.....................        --      1,542         --         --         --        1,542
Restructuring.....................        --      3,170         --         --         --        3,170
Loss from operations..............   (30,696)   (48,527)   (25,337)   (21,320)   (17,397)    (158,094)
Net loss..........................   (28,384)   (45,634)   (20,619)   (21,531)   (17,441)    (147,717)
Basic and diluted loss per
  share...........................     (1.06)     (1.74)     (0.84)     (1.36)     (1.11)
BALANCE SHEET DATA:
Total assets......................  $ 36,297   $ 75,936   $115,866   $ 45,891   $ 13,432
Deferred revenue, noncurrent......     4,186      8,200     15,760     10,600      8,000
Long-term debt....................     3,199         --         --         --         --
Other long-term liabilities.......     2,446      1,369      2,702      2,539        442
Redeemable convertible preferred
  stock...........................        --         --         --         --     30,454
Total stockholders' equity
  (deficit).......................    17,298     45,462     89,092     24,929    (30,618)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     General Magic, Inc. (the "Company") develops and markets integrated voice and data applications. The Company is currently developing an advanced network service to meet the communication and information management requirements of today's mobile professionals. The advanced network service will allow subscribers to access and respond to information important to their success, either through a highly developed voice user interface or a leading Web browser. Among other things, the service is expected to (i) manage the subscriber's inbound and outbound calls; (ii) collect and consolidate the subscriber's email, and notify the subscriber upon receipt of priority messages; (iii) maintain the subscriber's calendar, address book and task list; (iv) collect and forward stock quotes, news and selected public information based on subscriber preferences; and (v) retrieve press releases and other news and information concerning thousands of publicly traded companies. The Company is also developing and marketing handheld communication devices based on its Magic Cap platform technology. The first of these devices, the DataRover 840, was commercially released in February 1998, and is intended to meet the data-access and communication needs of mobile workers in the health care, utilities and transportation industries.

     The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its advanced network service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to focus its efforts as a provider of an advanced network service is predicated on the assumption that in the future, the number of users of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

     The Company reported a net loss of $28.4 million, or $1.06 per share, for the year ended December 31, 1997, compared to a net loss of $45.6 million, or $1.74 per share, for the year ended December 31, 1996, and compared to a net loss of $20.6 million, or $0.84 per share, in 1995.

TOTAL REVENUE

     Total revenue was $3.5 million, $5.9 million and $14.2 million in 1997, 1996 and 1995, respectively. The Company's total revenue consists of license fees for Magic Cap, Telescript and software modem technologies and other revenue. Licensing revenue primarily represents revenue from nonrefundable license fees for the Company's technologies. Other revenue represents fees earned under customer specific engineering, maintenance and support services contracts. Fees from customer-specific engineering projects were recognized under the percentage-of-completion method based on achievement and acceptance of milestones or performance of services, as applicable. Support and maintenance fees were recognized over the period the service or maintenance was provided.

     The decrease in total revenue from 1996 to 1997 was due to a decline in support services provided by the Company to licensees of its Magic Cap technology. The decrease in total revenue from 1995 to 1996 was primarily due to reduced licensing revenue resulting from a lack of demand for products incorporating the Company's Magic Cap and Telescript technologies.

     The Company anticipates an increase in total revenue in 1998 compared to 1997 due to the anticipated release of its advanced network service and the release of the DataRover 840 device. There can be no assurance that the advanced network service will be released on time or at all, or that either the advanced network service or the DataRover 840 device will achieve market acceptance. To the extent that either the advanced network service or the DataRover 840 device does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially adversely affected.

COST OF OTHER REVENUE

     Cost of other revenue, which consists primarily of personnel and equipment costs, was $928,000, $2.8 million and $2.1 million in 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was due to a decline in support services in 1997. The increase from 1995 to 1996 was due to increased costs related to customer-specific services in 1996. Cost of revenue is expected to increase in 1998 compared to 1997 as a result of the anticipated release of the Company's advanced network service and the release of the DataRover 840 device.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $20.5 million, $23.0 million and $19.3 million in 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was primarily the result of savings attributed to reductions in headcount and discretionary spending, partially offset by $1.1 million in one-time charges for technology license fees related to the development of the Company's advanced network service. The increase from 1995 to 1996 was primarily due to research and development expenses incurred by the Company in connection with the redirection of its product offerings for its Magic Cap and Telescript technologies to the personal computing and Internet markets. To date, the Company has expensed all software development costs as incurred.

     The Company expects research and development expenses to increase in 1998 as compared to 1997 in connection the anticipated release of its advanced network service and the release of the DataRover 840 device, as well as the continued development of its products and services.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $12.7 million, $23.9 million and $18.1 million in 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was primarily due to the implementation of the Company's 1996 restructuring plan, which resulted among other things in a decrease in headcount and reduced sales and marketing programs. In addition, the Company closed its sales offices in France and Japan during 1997. The increase from 1995 to 1996 was primarily due to additional marketing programs, expansion of the Company's domestic and international sales effort, and increased staffing and facility costs to support headcount growth prior to the Company's implementation of its restructuring plan in the fourth quarter of 1996.

     The Company expects that selling, general and administrative expenses will increase in 1998 compared to 1997 as a result of the anticipated release of its advanced network service and the release of the DataRover 840 device, as well as the continued development of markets for its products and services.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In 1996, the Company recognized a one-time charge of $1.5 million. Included in this charge was a $1.3 million writeoff of the purchase cost of acquired software technology previously capitalized and $200,000 of in-process research and development.

RESTRUCTURING

     In the fourth quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. Adoption of the restructuring plan resulted in a charge of $3.2 million in 1996. From the inception of the plan through 1997, the Company incurred cash expenditures of $2.4 million relating to involuntary employee terminations, canceled and vacated leases, and contract settlement costs. In addition, the Company incurred noncash expenditures of $789,000 related to the disposal of office and computer equipment. No other similar charge was taken in 1997, nor does the Company anticipate taking any such charge in 1998.

TOTAL OTHER INCOME, NET

     Total other income, net was $2.3 million, $3.0 million and $5.9 million in 1997, 1996 and 1995, respectively. Total other income, net consisted primarily of interest income and expense. The decreases from 1996 to 1997, and from 1995 to 1996 were primarily due to the Company's declining cash, cash equivalent and short-term investment balances. In addition, in 1996 the Company began accruing for interest due under certain license agreements. Future interest income is likely to decrease as cash equivalents and short-term investments are consumed by the Company's normal operating requirements, unless the Company generates additional cash.

INCOME TAXES

     Income taxes were $17,000, $131,000 and $1.2 million in 1997, 1996 and 1995, respectively. Income taxes were related to foreign withholding taxes on revenue generated from the Company's Japan-based customers.

     As of December 31, 1997, the Company had cumulative federal net operating losses of $136.4 million, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2006 through 2012. The Company has cumulative California net operating losses of $63.5 million, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1998 through 2002.

     As of December 31, 1997, foreign tax credits of $1.7 million were available to reduce future federal income taxes. Foreign tax credit carryforwards expire from 1999 through 2000.

     As of December 31, 1997, unused research and development tax credits of $4.4 million and $2.3 million were available to reduce future federal and California income taxes, respectively. Federal credit carryforwards will expire from 2007 through 2012; California credits will carry forward indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $28.8 million as of December 31, 1997, down $39.1 million from $67.9 million as of December 31, 1996. The decrease was primarily due to 1997 operating losses and capital expenditures, as well as payment of obligations accrued by 1996, including costs associated with commitments to Magic Cap licensees and restructuring costs.

     In connection with the Company's initial strategy to promote its Magic Cap and Telescript technologies, the Company entered into various contractual arrangements with certain stockholders. Significantly all of the Company's total revenue from May 1, 1990 (inception) through December 31, 1997, was generated from such stockholders, or their affiliates.

     Five companies, which became stockholders of the Company prior to 1993, entered into license agreements to pay royalties for the Company's Magic Cap technology. The agreements each provided for the payment of up to $2.5 million in prepaid royalties by each licensee in the event that the Company met certain technology development milestones. These prepayments were to be offset at a rate of $0.50 for every dollar of royalties payable by the licensees upon shipments of products incorporating the Company's technology. If the prepayments were not fully recouped by the fifth anniversary of the license agreements (November 30, 1997), the licensees were each entitled to demand repayment of the unrecouped amount plus interest.

     In September 1996, the Company entered into an agreement with one of these five Magic Cap licensees which, among other things, permitted the licensee to recoup 100% of any royalties owed to the Company under a separate software modem license agreement against the Magic Cap royalty prepayment, amended the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extended the date for refund of unrecouped prepaid royalties to November 2, 1999, and provided that no interest will be due upon any refund. As a result of this new agreement, the unrecouped prepaid royalty of $2.2 million remained in noncurrent deferred revenue as of December 31, 1997.

     As of December 31, 1997, three of the remaining four companies had demanded and received repayment of the unrecouped prepaid royalties, excluding a portion of interest due. The obligations outstanding under the agreements with these five companies as of December 31, 1997, totaled $3.3 million and was classified in current liabilities.

     Additionally, in 1994 and 1995, the Company entered into Magic Cap technology license agreements with three other stockholders. These license agreements each provided for the payment of a $2.5 million up front, nonrefundable, nonrecoupable license fee. The agreements also provided for the payment of up to $2.5 million in prepaid royalties, payable in installments upon the Company's achievement of certain technology milestones. Failure to deliver the technology milestones entitled each licensee to terminate its agreement and obtain a refund of unrecouped prepaid royalties in two equal annual installments of principal, plus interest from the date of termination, payable commencing one year following termination of the agreement. During the fourth quarter of 1996, each of the three licensees demanded delivery of the final milestone due under the license agreements. The Company delivered the final milestone in January 1997.

     In June 1997, the Company reached an agreement to resolve the claims of, and terminate the license agreement with, one of these three licensees. In consideration therefor, the Company agreed to refund the unrecouped prepaid royalties of $1.5 million (previously classified as noncurrent deferred revenue), waive any further payments otherwise due under the agreement (including $500,000 classified in accounts receivable and noncurrent deferred revenue), and grant a royalty-free license to certain software modem technology. The $1.5 million refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. In September 1997, the Company reached agreement with a second of the three licensees providing for acceptance of the final milestone, subject to certain conditions which were satisfied by the Company later that month. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and recognized $2.0 million in licensing revenue previously classified as noncurrent deferred revenue. In October 1997, the Company reached agreement with the third licensee, also providing for acceptance of the final milestone. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and agreed to refund prepaid royalties not recouped by January 1, 2003, plus any accrued interest, on or before December 31, 2003. As of December 31, 1997, the Company had $1.5 million classified in other long-term liabilities and $2.0 million classified in noncurrent deferred revenue related to its remaining obligations under agreements with these three licensees.

     The following table is a summary of obligations for all of the Magic Cap licensees (in thousands):

                                                    NONCURRENT      OTHER
                                       ACCRUED       DEFERRED     LONG-TERM
                                     LIABILITIES     REVENUE     LIABILITIES     TOTAL
                                     -----------    ----------   -----------    -------
As of December 31, 1996............    $10,012        $8,200        $   --      $18,212
As of December 31, 1997............      3,317         4,186         1,500        9,003

     There can be no assurance that any of the Company's licensees will continue to develop products that incorporate the Company's Magic Cap technology. Therefore, it is uncertain when prepaid royalties (currently classified as noncurrent deferred revenue) will be recognized as licensing revenue or if they will be fully recouped.

     During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of handheld communication devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligation to Oki Electric for the purchase of these devices. The Company has placed on deposit $3.3 million as security with the financial institution issuing the letter of credit. This commitment is denominated in Japanese Yen and, as a result, is at risk of foreign currency fluctuations. As of December 31, 1997, the Company's purchase commitment was $2.6 million due to favorable changes in the exchange rate. Management continually assesses the currency risk associated with this commitment, and may enter into agreements in the future to mitigate this risk.

     In December 1997, the Company entered into a $4.0 million term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (8.75% as of December 31, 1997), and has a term of forty months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is subject to certain financial covenants measured on a monthly basis, and is secured by all of the assets of the Company, including intellectual property. As of December 31, 1997, the current and noncurrent portions of debt due under this loan were $801,000 and $3.2 million, respectively.

     On February 27, 1998, the Company entered into an agreement with Microsoft Corporation. The terms of the agreement include an equity investment of approximately 12% in the Company, and a license of certain Company technology in return for a total of $6.0 million in cash.

     On March 3, 1998, the Company entered into a private financing transaction that provided $5.0 million in cash to the Company from the sale of convertible preferred stock. As part of the transaction, the Company also issued five-year warrants to purchase additional shares of common stock at a premium to the common stock price as of the date of the private financing transaction. The Company has the option to secure an additional $5.0 million in financing on similar terms based on certain conditions, including share price, average trading volume and total equity.

     On March 6, 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. for $2.1 million, comprised of $200,000 cash and 1,342,524 shares of newly-issued shares of the Company's common stock. The acquisition will be accounted for under the purchase method. The Company expects that a significant component of the purchase price will be attributable to in-process research and development.

     Based on a preliminary study, the Company does not expect that its costs for the conversion of computer information systems to enable proper processing of transactions relating to the year 2000 and beyond will be material. The Company continues to evaluate appropriate courses of corrective action. The Company does not expect any amounts that it may be required to expense over the next two years will have a material adverse effect on its business, financial position or results of operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. See Risk Factors -- "Year 2000 Compliance."

     The Company expects that its cash, cash equivalents and short-term investment balances of $28.8 million as of December 31, 1997, together with the additional financing received in the first quarter of 1998, will be adequate to fund the Company's operations for at least the next twelve months. However, the Company will continue to evaluate additional sources of capital. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its new products and services; the levels of promotion and advertising required to launch and market such products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services. To the extent that the Company needs additional public and private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, or if the objectives of the Company relative to the release and market acceptance of its advanced network service are not achieved, the Company may be required to significantly limit its operations which would have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company raises additional equity financing, further dilution to investors in the Company will result.

     As part of its business strategy, the Company assesses opportunities to enter into joint ventures, to acquire or sell businesses, products or technologies and to engage in other like transactions. The Company has made no significant commitment or agreement with respect to any such transactions at this time.

RISK FACTORS

     In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating the Company and its business before purchasing shares of the Company's stock.

CHANGE IN STRATEGY

     The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its advanced network service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to become a provider of an advanced network service is predicated on the assumption that in the future, the number of subscribers to the service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. If the Company's assumption is not accurate, or if the Company is unable to compete as a network service provider, the Company's business, operating results and financial condition will be materially adversely affected.

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

     The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of December 31, 1997, the Company had an accumulated deficit of $147.7 million, with net losses of $28.4 million, $45.6 million and $20.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Historically, a large percentage of the total revenue earned by the Company to date has been attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. As a consequence of the Company's recent change in business strategy, the Company expects that a significant portion of future revenues will be derived from direct sales of its products and services and not from license fees or royalties. The Company's DataRover 840 device was commercially released in February 1998, and its advanced network service is expected to be released by the middle of the year. However, the Company expects to incur significant losses through 1998. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

LIMITED RESOURCES

     Building an advanced network service is a complex process that requires significant engineering and financial resources. Among other things, to implement its advanced network service, the Company must develop certain technologies and license other technologies from third parties, establish strategic distribution and development arrangements and undertake a substantial marketing campaign. The Company has limited technical, sales and marketing staffs and there can be no assurance that such personnel will be able to manage and successfully complete all of the tasks necessary to develop and launch the Company's advanced network service. In addition, because the Company has generated minimal revenues to date and does not expect to generate substantial revenues in 1998, the Company must conserve cash. As a result, the Company may not be able to fund the marketing efforts required to successfully introduce the service to customers. Alternatively, market acceptance for its advanced network service may overwhelm the Company's limited staffs such that the Company is unable to adequately respond to and satisfy customers' demand for the advanced network service. The Company's failure to develop and launch its advanced network service, or to respond to market demand for its advanced network service, will likely have a material adverse effect on the Company's business, operating results and financial condition.

TECHNOLOGY DEVELOPMENT

     The Company's future success is based substantially upon its ability to develop new technology to enable it to provide as well as bill for an advanced network service, and to enhance and extend its existing products and technologies. Software product development schedules are difficult to predict because they involve creative processes, use of new development tools and learning processes associated with development of new technologies, as well as other factors. The Company has in the past experienced delays in its software development efforts and there can be no assurance that the Company will not experience future delays in connection with its current development or future development activities. Delays or difficulties associated with the development of new, and the enhancement of existing, technologies could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, software products as complex as those being developed for the Company's advanced network service frequently contain undetected errors or shortcomings, and may fail to perform or to scale as expected. Although the Company has tested and will continue to test its advanced network service prior to releasing it, such tests may not accurately simulate actual use of the service by customers. As a result, errors may be found in the advanced network service after it is commercially released which may result in loss of or a delay in market acceptance of the Company's advanced network service.

DISTRIBUTION RISKS

     In connection with the change in its business strategy, the Company must establish and maintain relationships with new distribution channels for its advanced network service and DataRover 840 devices. The Company believes that in order to successfully market its advanced network service, it must, among other things, enter into distribution arrangements with telephony providers such as wireless and wireline carriers, as well as resellers, device manufacturers and Internet service providers. Competition in establishing such relationships is extremely intense. In addition, decisions by such parties, particularly cellular carriers, to enter into a distribution relationship with the Company can entail a lengthy process during which the Company may be required to incur significant expenditures without any assurance of success. There can be no assurance that the Company will succeed in establishing distribution relationships, or that if established, the Company will be able to maintain such relationships or that such relationships will result in sales of the Company's advanced network service. The failure of the Company to establish and then successfully maintain distribution relationships for its advanced network service will have a material adverse effect on the Company's business, operating results and financial condition.

     The Company plans to distribute its DataRover family of products through a variety of distribution channels, including a direct sales force, value-added resellers ("VARs") and outside sales representatives. To date, the Company has established distribution arrangements with one VAR, the Fuld Institute for Technology in Nursing Education. There can be no assurance that the Company will be able to establish distribution relationships with additional VARs and outside sales representatives for its DataRover products. The Company's failure to establish, or if established, successfully maintain such relationships could have a material adverse effect on the Company's business, operating results and financial condition.

LENGTHY SALES CYCLES

     Sales of the Company's DataRover devices depend, in significant part, upon the decision of a prospective customer to choose handheld devices as a means of communication for its employees. As a result, the amount of time from the initial contact with a customer to the customer's placement of an order may range from a few weeks to many months, depending on such factors as the amount of time required to test and customize the DataRover device for the particular customer. If a customer decides not to purchase the DataRover devices, the Company may not have another opportunity to sell its handheld devices to that customer for a number of years, if at all. For these and other reasons, the Company expects its DataRover products will have a lengthy sales cycle during which the Company may expend substantial funds and significant sales and technical effort.

There can be no assurance that the Company's expenditures or efforts during the lengthy sales process with any potential customer will result in sales.

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF THE COMPANY'S SERVICES AND
PRODUCTS

     The Company's future financial performance will depend in large part on the growth in demand for an advanced network service by mobile business professionals and other consumers. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for the Company's technologies is subject to a high level of uncertainty. Because the market for the Company's advanced network service is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that the market for the Company's advanced network service will develop, or that it will not develop more slowly than expected or attract new competitors. In addition, even if a market develops for an advanced network service, there can be no assurance that the markets for the Company's service will develop, or that the Company's service will be adopted. If the market fails to develop, develops more slowly than expected or attracts new competitors, or if the Company's advanced network service does not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

DEPENDENCE ON THIRD PARTY TECHNOLOGY AND PRODUCTS

     To develop its advanced network service, the Company has incorporated and will continue to incorporate technology developed by third parties. In addition to all the risks associated with the development of complex technologies, the Company has limited control over whether or when such third party technologies will be developed or enhanced. A third party's failure to timely develop or license the software technology, or the occurrence of errors in such technology, could prevent or delay introduction or market acceptance of the Company's advanced network service, which could have a material adverse effect on the Company's business, operating results and financial condition.

     With respect to its DataRover devices, the Company has entered into an OEM agreement with Oki Electric for the manufacture of DataRover 840 devices. To the extent Oki Electric fails to timely manufacture the DataRover devices or meet the Company's volume and quality requirements and delivery schedules, which has occurred in the past, the Company's business, operating results and financial condition could be materially adversely affected. In addition, because the Company currently depends solely on Oki Electric for the manufacture of its DataRover devices, in the event Oki Electric were to become unwilling or unable to manufacture the DataRover devices, the Company would be required to identify and qualify an acceptable replacement. The process of qualifying another manufacturer could be lengthy, and no assurance can be given that another manufacturer would be available to the Company on a timely basis. Because Oki Electric is located in Japan, the Company is also directly affected by the political and economic conditions of this region and subject to the risks normally attendant to the conduct of foreign trade, including fluctuations in currency exchange rates and longer delivery times.

COMPETITION

     Many of the companies with which the Company competes, or which are expected to offer products or services based on alternatives to the Company's technologies, have substantially greater financial resources, research and development capabilities, sales and marketing staffs, and better developed distribution channels than the Company. There can be no assurance that the services and products that the Company offers will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower cost than those offered by the Company, or which render the Company's advanced network service or DataRover devices obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's services and products are the availability of the Company's products and services; the quality, performance and functionality of the advanced network service and DataRover products developed and marketed by the Company; the effectiveness of the Company in marketing and distributing its products and services; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies, products or services introduced by existing competitors and by new companies entering the market.

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

POTENTIAL SECURITY ISSUES

     The implementation of the advanced network service poses several security issues, including the possibility of break-ins and other similar disruptions. The Company intends to incorporate authentication, encryption and other security technologies in its advanced network service. However, there can be no assurance that such technology will be adequate to prevent break-ins. In addition, as is generally known, weaknesses in the medium by which users may access the Company's advanced network service, including the Internet, telephones, cellular phones and other wireless devices, may compromise the security of the confidential electronic information accessed from the advanced network service. There can be no assurance that the Company will be able to provide a safe and secure advanced network service. The Company's failure to provide a secure advanced network service may result in significant liability to the Company and may deter potential users of the service. The Company intends to limit its liability to users, including liability arising from failure of the authentication, encryption and other security technologies that will be incorporated into its advanced network service, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that security vulnerabilities and weaknesses will not be discovered in the Company's advanced network service or licensed technology incorporated into such service or in the mediums by which subscribers access the advanced network service. Any security problems in the advanced network service or the licensed technology incorporated in such service may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may limit the number of users of the advanced network service and may cause interruptions or delays in the development and completion of, or the cessation of, the Company's advanced network service. Any such expenditures, lawsuits, reduction of users, interruptions or delays in the development and commercial release of the advanced network service, or the cessation of such service by the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

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

RAPID TECHNOLOGICAL CHANGE

     The communications technology market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's products and services obsolete and unmarketable. The Company's future success will depend upon its ability to timely develop and introduce new products and services, including the advanced network service, as well as enhancements to such products and services, to keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of the user. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to timely develop and introduce new products and services in response to changing market conditions or consumer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

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

YEAR 2000 COMPLIANCE

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.

SINGLE CALIFORNIA LOCATION

     Currently, the Company's only network operations center is located at its office in Sunnyvale, California. Operation of the advanced network service is dependent in part upon the Company's ability to protect the network operation center against physical damage from power outages, telecommunications failures, physical break-ins and other similar events. In addition Northern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and pose physical risks to the Company's property. The Company presently does not have redundant, multiple site capacity in the event of a technical failure of its advanced network service or a natural disaster. In the event of such a failure or disaster, the Company's business, operating results and financial condition could be materially adversely affected.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

                                                              PAGE
                                                              ----
1. Financial Statements
     Report of Management...................................  F-1
     Report of Independent Auditors.........................  F-2
     Consolidated Balance Sheets............................  F-3
     Consolidated Statements of Operations..................  F-4
     Consolidated Statements of Stockholders' Equity
      (Deficit).............................................  F-5
     Consolidated Statements of Cash Flows..................  F-6
     Notes to Consolidated Financial Statements.............  F-7

2. Financial Statement Schedules

     All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

     See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K

     None.

                              REPORT OF MANAGEMENT

     Responsibility for the preparation, integrity, and objectivity of the financial information presented in this annual report rests with the management of General Magic, Inc. (the "Company"). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, applying certain estimates and judgments as required.

     The Company maintains a system of internal accounting control designed to be cost-effective while providing reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded in the financial records. Internal control effectiveness is supported through careful selection and training of personnel and quarterly financial reviews with the Company's senior management. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

     KPMG Peat Marwick LLP, independent auditors, are retained to express an opinion on the Company's consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors is composed solely of nonemployee directors, and is responsible for recommending to the Board the independent auditors firm to be retained for the coming year, subject to stockholder approval. The Audit Committee meets periodically and privately with the independent accountants and with the Company's management to review accounting, auditing, financial control, and financial reporting matters.

                                          Steven Markman
                                          Chairman of the Board, Chief Executive
                                          Officer,
                                          and President

                                          James P. McCormick
                                          Vice President of Finance and
                                          Administration
                                          and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of General Magic, Inc.:

     We have audited the accompanying consolidated balance sheets of General Magic, Inc. (a development stage enterprise) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from May 1, 1990 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Magic, Inc. (a development stage enterprise) and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from May 1, 1990 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Mountain View, California
January 23, 1998, except for note 12,
which is as of March 6, 1998

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents (including restricted cash of
     $3,300 in 1997)........................................  $  17,414    $  23,706
  Short-term investments....................................     11,387       44,157
  Other current assets......................................      1,206        1,712
                                                              ---------    ---------
Total current assets........................................     30,007       69,575
                                                              ---------    ---------
Property and equipment, net.................................      5,148        5,915
Other assets................................................      1,142          446
                                                              ---------    ---------
Total assets................................................  $  36,297    $  75,936
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $     952    $   1,284
  Accrued expenses..........................................      7,191       18,274
  Current portion of long-term debt.........................        801           --
  Other current liabilities.................................        224        1,347
                                                              ---------    ---------
Total current liabilities...................................      9,168       20,905
                                                              ---------    ---------
Deferred revenue, noncurrent................................      4,186        8,200
Long-term debt..............................................      3,199           --
Other long-term liabilities.................................      2,446        1,369
                                                              ---------    ---------
Total liabilities...........................................     18,999       30,474
                                                              ---------    ---------
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value
     Authorized: 1997 and 1996 -- 500
     Issued and outstanding: 1997 and 1996 -- None..........         --           --
  Common stock, $0.001 par value
     Authorized: 1997 and 1996 -- 60,000
     Issued and outstanding: 1997 -- 26,892;
      1996 -- 26,419........................................         27           26
  Additional paid-in capital................................    165,039      164,534
  Other.....................................................        (51)         235
  Deficit accumulated during development stage..............   (147,717)    (119,333)
                                                              ---------    ---------
Total stockholders' equity..................................     17,298       45,462
                                                              ---------    ---------
Total liabilities and stockholders' equity..................  $  36,297    $  75,936
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    PERIOD FROM
                                                                                    MAY 1, 1990
                                                                                    (INCEPTION)
                                                                                         TO
                                                    YEARS ENDED DECEMBER 31,        DECEMBER 31,
                                                --------------------------------    ------------
                                                  1997        1996        1995          1997
                                                --------    --------    --------    ------------
Revenue:
  Licensing revenue...........................  $  2,454    $  2,451    $  9,890     $  17,295
  Other revenue...............................     1,002       3,466       4,275         8,743
                                                --------    --------    --------     ---------
Total revenue.................................     3,456       5,917      14,165        26,038
                                                --------    --------    --------     ---------
Costs and expenses:
  Cost of other revenue.......................       928       2,760       2,113         5,801
  Research and development....................    20,548      23,028      19,297        93,423
  Selling, general and administrative.........    12,676      23,944      18,092        80,196
  Write-off of acquired technology and
     in-process research and development......        --       1,542          --         1,542
  Restructuring...............................        --       3,170          --         3,170
                                                --------    --------    --------     ---------
Total costs and expenses......................    34,152      54,444      39,502       184,132
                                                --------    --------    --------     ---------
Loss from operations..........................   (30,696)    (48,527)    (25,337)     (158,094)
Other income (expense):
  Investment income...........................     2,917       4,691       6,288        15,286
  Other expense, net..........................      (588)     (1,667)       (356)       (2,622)
                                                --------    --------    --------     ---------
Total other income, net.......................     2,329       3,024       5,932        12,664
                                                --------    --------    --------     ---------
Loss before income taxes......................   (28,367)    (45,503)    (19,405)     (145,430)
Income taxes..................................        17         131       1,214         2,287
                                                --------    --------    --------     ---------
Net loss......................................  $(28,384)   $(45,634)   $(20,619)    $(147,717)
                                                ========    ========    ========     =========
Basic and diluted loss per share..............  $  (1.06)   $  (1.74)   $  (0.84)
                                                ========    ========    ========
Shares used in computing per share amounts....    26,778      26,181      24,451
                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                        DEFICIT
                                                                     COMMON                           ACCUMULATED       TOTAL
                                               PREFERRED STOCK       STOCK       ADDITIONAL             DURING      STOCKHOLDERS'
                                               ----------------   ------------    PAID-IN             DEVELOPMENT      EQUITY
                                                SHARES     AMT    SHARES   AMT    CAPITAL     OTHER      STAGE        (DEFICIT)
                                               --------   -----   ------   ---   ----------   -----   -----------   -------------
Issuance of common stock.....................       --    $ --     6,480   $ 6    $    417    $  --    $      --       $   423
Issuance of stock warrants...................       --      --        --    --         250       --           --           250
Transfer of equipment from a related party,
  at fair market value.......................       --      --        --    --          35       --           --            35
Net loss.....................................       --      --        --    --          --       --         (474)         (474)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1990..................       --      --     6,480     6         702       --         (474)          234
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Issuance of common stock.....................       --      --     1,350     1         134       --           --           135
Issuance of common stock under employee stock
  option plan................................       --      --        26    --           2       --           --             2
Termination of stock warrants ...............       --      --        --    --        (250)      --           --          (250)
Contribution of capital......................       --      --        --    --         125       --           --           125
Net loss.....................................       --      --        --    --          --       --       (3,579)       (3,579)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1991..................       --      --     7,856     7         713       --       (4,053)       (3,333)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Issuance of common stock under employee stock
  option plan................................       --      --       557     1          55       --           --            56
Net loss.....................................       --      --        --    --          --       --      (10,055)      (10,055)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1992..................       --      --     8,413     8         768       --      (14,108)      (13,332)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Issuance of common stock under employee stock
  option plan................................       --      --       102     1          27       --           --            28
Employee compensation for founder stock gift
  to employees, at fair market value.........       --      --        --    --         127       --           --           127
Net loss.....................................       --      --        --    --          --       --      (17,441)      (17,441)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1993..................       --      --     8,515     9         922       --      (31,549)      (30,618)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Issuance of common stock under employee stock
  option plan................................       --      --       273    --         111       --           --           111
Termination of preferred stock redemption
  feature....................................    6,843       7        --    --      30,447       --           --        30,454
Repurchase of common stock...................       --      --      (800)   (1)        (51)      --           --           (52)
Issuance of Series I through N preferred
  stock......................................    3,609       3        --    --      46,562       --           --        46,565
Net loss.....................................       --      --        --    --          --       --      (21,531)      (21,531)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1994..................   10,452      10     7,988     8      77,991       --      (53,080)       24,929
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Proceeds from issuance of common stock in
  initial public offering, net of expenses...       --      --     6,325     7      81,248       --           --        81,255
Conversion of preferred stock into common
  stock......................................  (10,452)    (10)   10,452    10          --       --           --            --
Issuance of common stock under stock option
  and purchase plans.........................       --      --     1,024     1       3,356       --           --         3,357
Unrealized gain on investments...............       --      --        --    --          --      170           --           170
Net loss.....................................       --      --        --    --          --       --      (20,619)      (20,619)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1995..................       --      --    25,789    26     162,595      170      (73,699)       89,092
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Purchase of technology in exchange for shares
  of common stock............................       --      --       141    --         697       --           --           697
Issuance of common stock under stock option
  and purchase plans.........................       --      --       489    --       1,242       --           --         1,242
Unrealized gain on investments...............       --      --        --    --          --       65           --            65
Net loss.....................................       --      --        --    --          --       --      (45,634)      (45,634)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1996..................       --      --    26,419    26     164,534      235     (119,333)       45,462
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Issuance of common stock under stock option
  and purchase plans.........................       --      --       293     1         261       --           --           262
Issuance of restricted common stock..........       --      --       135    --         169     (155)          --            14
Amortization of deferred compensation........       --      --        --    --          --       97           --            97
Purchase of technology in exchange for shares
  of common stock............................       --      --        45    --          75       --           --            75
Unrealized loss on investments...............       --      --        --    --          --     (228)          --          (228)
Net loss.....................................       --      --        --    --          --       --      (28,384)      (28,384)
                                               -------    ----    ------   ---    --------    -----    ---------       -------
Balances, December 31, 1997..................       --    $ --    26,892   $27    $165,039    $ (51)   $(147,717)      $17,298
                                               =======    ====    ======   ===    ========    =====    =========       =======

          See accompanying notes to consolidated financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   PERIOD FROM
                                                                                                   MAY 1, 1990
                                                                  YEARS ENDED DECEMBER 31,        (INCEPTION) TO
                                                              --------------------------------     DECEMBER 31,
                                                                1997        1996        1995           1997
                                                              --------    --------    --------    --------------
Cash flows from operating activities:
  Net loss..................................................  $(28,384)   $(45,634)   $(20,619)     $(147,717)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Employee compensation for founder stock gift to
      employees, at fair market value.......................        --          --          --            127
    Depreciation and amortization...........................     2,849       3,233       2,189         10,749
    Amortization of deferred gain from sale and leaseback
      financing.............................................       (72)        (96)        (94)          (285)
    Deferred revenue........................................    (2,339)        200       3,532         15,235
    Amortization of deferred compensation...................        97          --          --             97
    Write-off of acquired technology........................        --       1,343          --          1,343
    Changes in items affecting operations:
      Other current assets..................................         6       2,294      (3,518)        (1,706)
      Accounts payable and accrued expenses.................   (10,775)      4,570       1,891           (335)
                                                              --------    --------    --------      ---------
Net cash used in operating activities.......................   (38,618)    (34,090)    (16,619)      (122,492)
                                                              --------    --------    --------      ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (53,352)    (52,338)   (123,520)      (253,745)
  Proceeds from sales and maturities of short-term
    investments.............................................    85,894      72,408      66,254        242,365
  Purchases of property and equipment.......................    (2,716)     (2,203)     (4,689)       (15,259)
  Other assets..............................................      (630)       (902)        462         (1,975)
                                                              --------    --------    --------      ---------
Net cash provided by (used in) investing activities.........    29,196      16,965     (61,493)       (28,614)
                                                              --------    --------    --------      ---------
Cash flows from financing activities:
  Proceeds from sale and leaseback financing................        --          --          --          1,885
  Repayment of capital lease obligations....................      (985)       (718)       (571)        (2,344)
  Proceeds from issuance of debt............................     4,000          --          --          4,000
  Proceeds from sale of common stock and warrants, net of
    offering cost...........................................       351       1,242      84,612         87,120
  Proceeds from sale of redeemable preferred stock..........        --          --          --         44,000
  Proceeds from sale of preferred stock.....................        --          --          --         33,019
  Repurchase of common stock................................        --          --          --            (52)
  Other long-term liabilities...............................      (236)       (256)        613            892
                                                              --------    --------    --------      ---------
Net cash provided by financing activities...................     3,130         268      84,654        168,520
                                                              --------    --------    --------      ---------
Net (decrease) increase in cash and cash equivalents........    (6,292)    (16,857)      6,542         17,414
Cash and cash equivalents, beginning of year/period.........    23,706      40,563      34,021             --
                                                              --------    --------    --------      ---------
Cash and cash equivalents, end of year/period...............  $ 17,414    $ 23,706    $ 40,563      $  17,414
                                                              ========    ========    ========      =========
Supplemental disclosures of cash flow information:
  Income taxes paid during the year/period..................  $     22    $    136    $  1,214      $   2,047
  Noncash investing and financing activities:
    Deferred compensation for restricted stock issuances....       155          --          --            155
    Reclassification of advance royalties from deferred
      revenue to other long-term liabilities................     1,500          --          --          1,500
    Purchase of technology in exchange for common shares....        75         697          --            772
    Reclassification of advance royalties from deferred
      revenue to accrued liabilities........................        --       9,049          --          9,049
    Capital equipment acquired under capital lease
      obligations...........................................        --          --         441          2,622
    Conversion of redeemable preferred stock into preferred
      stock.................................................        --          --          --         44,000

          See accompanying notes to consolidated financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     General Magic, Inc. (the "Company") develops and markets integrated voice and data applications. The Company is currently developing an advanced network service to meet the communication and information management requirements of today's mobile professionals. The advanced network service will allow subscribers to access and respond to information important to their success, either through a highly developed voice user interface or a leading Web browser. Among other things, the service is expected to (i) manage the subscriber's inbound and outbound calls; (ii) collect and consolidate the subscriber's email, and notify the subscriber upon receipt of priority messages; (iii) maintain the subscriber's calendar, address book and task list; (iv) collect and forward stock quotes, news and selected public information based on subscriber preferences; and (v) retrieve press releases and other news and information concerning thousands of publicly traded companies. The Company is also developing and marketing handheld communication devices based on its Magic Cap platform technology. The first of these devices, the DataRover 840, was commercially released in February 1998, and is intended to meet the data-access and communication needs of mobile workers in the health care, utilities and transportation industries.

     The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its advanced network service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to focus its efforts as a provider of an advanced network service is predicated on the assumption that in the future, the number of users of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company has generated minimal revenues to date and, as a consequence of its change in business strategy, expects to incur significant losses through 1998. There can be no assurances that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future. The Company expects that its cash, cash equivalents, and short-time investment balances as of December 31, 1997, together with the additional financing received in the first quarter of 1998, will be adequate to fund the Company's operations for at least the next twelve (12) months (see, also, Note
12).

  Foreign Currency and International Operations

     The Company's operations outside the United States related primarily to foreign sales offices in Europe and Japan. In November 1995, the Company formed a wholly-owned subsidiary, General Magic France, to centralize its European sales and marketing efforts. As a result of the restructuring plan adopted and implemented by the Company in the fourth quarter of 1996, the Company closed its sales offices in Japan and France. The assets, liabilities and results of these foreign operations were not significant for any of the years presented. The Company denominated substantially all of its transactions in the U.S. dollar. Gains and losses on foreign currency transactions were not significant.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

     Licensing revenue primarily represents revenue from nonrefundable, nonrecoupable license fees for the Company's technologies, royalty revenue from original equipment manufacturer ("OEM") shipments of devices incorporating the Company's technology and revenue from network operators for license and usage fees. Other revenue represents fees earned under customer-specific engineering, maintenance and support services contracts.

     In compliance with the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition," and the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists," the Company recognizes nonrefundable, nonrecoupable license fees upon delivery of its technology to its licensees. Licensing revenue associated with OEM licensees is recognized upon shipment of the product incorporating the Company's technology to the OEM's customers provided that the collection of the related receivable is deemed probable. Royalties associated with potential OEM product returns are estimated and provided for in the period of sale. Licensing revenue from network operators is recognized as earned based upon usage and, in certain cases, based on subscriber registration. Advance payments of licensing revenue and fees received prior to revenue recognition are recorded as deferred revenue.

     Fees from customer-specific engineering projects are recognized under the percentage-of-completion method based on achievement and acceptance of milestones or performance of services. Support and maintenance fees are recognized over the period the service or maintenance is provided.

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid debt instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market mutual funds.

     In connection with a purchase commitment, the Company had $3,300,000 in restricted cash as of December 31, 1997 (see Note 10, "Commitments").

     The Company has classified its investments as "available-for-sale." Investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using the effective interest rate, with amortization of associated premium or discount included in "investment income." The cost of securities sold is determined based upon the specific identification method.

  Property and Equipment

     Property and equipment are recorded at original cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Assets recorded under capital leases are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the respective assets.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Software Development Costs

     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, also have been charged to operations as incurred. From inception through December 31, 1997, no software development costs have been capitalized.

  Income Taxes

     The Company provides for income taxes using the asset and liability method under which provision for deferred income taxes is based on enacted tax laws and rates applicable to the periods in which the taxes become payable.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share. Prior and current periods have been recalculated to conform to SFAS No. 128. However, as the Company has had net losses for all periods presented, basic and diluted loss per share are no different than the primary loss per share previously disclosed. As of December 31, 1997, 1996 and 1995, there were 4,991,000, 3,926,000 and
3,779,000 options outstanding, respectively, that were not included in the calculation of diluted earnings per share in any of the periods presented because to do so would have had an anti-dilutive effect as the Company had net losses for all such periods.

     Basic and diluted loss per share are computed by dividing loss available to holders of common stock by the weighted-average number of shares of common stock outstanding during the period.

  Accounting Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates of the Company relate to the computation and classification of deferred revenue, including the accrual, if applicable, of interest payable thereon.

  Reclassifications

     Certain amounts in the prior year consolidated balance sheet have been reclassified to conform with the current year classification.

  Stock-Based Compensation

     The Company has elected to continue to use the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial position or results of operations.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. It does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period of its consolidated financial statements. The Company is required to implement SFAS No. 130 in 1998.

  Segment Reporting

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company is required to implement SFAS No. 131 with respect to its 1998 annual consolidated financial statements.

NOTE 2: REVENUE BY CUSTOMER AND GEOGRAPHIC AREA

     For the year ended December 31, 1997, revenue from two major customers, both stockholders in the Company, accounted for 69% and 13% of total revenue, respectively. For the year ended December 31, 1996, revenue from two major customers, both stockholders in the Company, accounted for 33% and 11% of total revenue, respectively; also, one other major customer accounted for 13% of total revenue in the period. For the year ended December 31, 1995, revenue from four major customers, all stockholders in the Company, accounted for 22%, 19%, 20% and 18% of total revenue, respectively.

     From date of inception through the year ended December 31, 1996, the Company operated in one industry segment, the development and licensing of object-oriented software platform technologies. In 1997, the Company began developing and marketing an advanced network service for communication and information management based on telecommunications, computing and Internet standards.

     The Company's revenue was generated principally from its headquarters in North America. Revenue from customers in Japan amounted to $2,875,000, $3,516,000 and $10,454,000 for the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, revenue from customers in Europe amounted to none, $54,000 and $3,350,000, respectively.

NOTE 3: AGREEMENTS WITH STOCKHOLDERS AND DEFERRED REVENUE

     In connection with the Company's initial strategy to promote its Magic Cap and Telescript technologies, the Company entered into various contractual arrangements with certain stockholders. Significantly all of the Company's revenue from May 1, 1990 (inception) through December 31, 1997, was generated from such stockholders, or their affiliates.

     Five companies, which became stockholders of the Company prior to 1993, entered into license agreements to pay royalties for the Company's Magic Cap technology. The agreements provided for the payment of up to $2,500,000 in prepaid royalties by each licensee in the event the Company met certain technology development milestones. These prepayments were to be offset at a rate of $0.50 for every dollar of royalties payable by the licensees upon shipments of products incorporating the Company's technology. If the prepayments were not fully recouped by the fifth anniversary of the license agreements (November 30, 1997), the licensees were each entitled to demand repayment of the unrecouped amount plus interest.

     In September 1996, the Company entered into an agreement with one of these five Magic Cap licensees which, among other things, permitted the licensee to recoup 100% of any royalties owed to the Company

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under a software modem license agreement against the Magic Cap royalty prepayment, amended the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extended the date for refund of unrecouped prepaid royalties to November 2, 1999, and provided that no interest will be due upon any refund. As a result of this new agreement, the unrecouped prepaid royalty of $2,186,000 remains in noncurrent deferred revenue as of December 31, 1997.

     As of December 31, 1997, three of the remaining four companies had demanded and received repayment of the unrecouped prepaid royalties, excluding a portion of interest due. The obligations outstanding under the agreements with the five companies as of December 31, 1997, amounted to $3,318,000 and was classified in current liabilities.

     Additionally, in 1994 and 1995, the Company entered into Magic Cap technology license agreements with three other stockholders. These license agreements each provided for the payment of a $2,500,000 up front, nonrefundable, nonrecoupable license fee. The agreements also provided for the payment of up to $2,500,000 in prepaid royalties, payable in installments upon the Company's achievement of certain technology milestones. Failure to deliver the technology milestones entitled each licensee to terminate its agreement and obtain a refund of unrecouped prepaid royalties in two equal annual installments of principal, plus interest from the date of termination, payable commencing one year following termination of the agreement. During the fourth quarter of 1996, each of the three licensees demanded delivery of the final milestone due under the license agreements. The Company delivered the final milestone in January 1997.

     In June 1997, the Company reached an agreement to resolve the claims of, and terminate the license agreement with, one of the three licensees. In consideration therefor, the Company agreed to refund the unrecouped prepaid royalties of $1,500,000 (previously classified as noncurrent deferred revenue), waive any further payments otherwise due under the agreement (including $500,000 classified in accounts receivable and noncurrent deferred revenue), and grant a royalty-free license to certain software modem technology. The $1,500,000 refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. In September 1997, the Company reached agreement with a second of the three licensees providing for acceptance of the final milestone, subject to certain conditions which were satisfied by the Company later that month. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and recognized $2,000,000 in licensing revenue previously classified as noncurrent deferred revenue. In October 1997, the Company reached agreement with the third licensee, which also provided for acceptance of the final milestone. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and agreed to refund prepaid royalties not recouped by January 1, 2003, plus any accrued interest, on or before December 31, 2003. As of December 31, 1997, the Company had $1,500,000 classified in other long-term liabilities and $2,000,000 classified in noncurrent deferred revenue related to its remaining obligations under the agreements with the three licensees.

NOTE 4: RESTRUCTURING

     In the fourth quarter of 1996, the Company announced and implemented a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. The Company's restructuring consisted primarily of terminating approximately 60 employees; vacating certain facilities and canceling auto leases related to these employee terminations; disposing of certain office and computer equipment; and settling a contractual obligation resulting from a change in the Telescript product strategy.

     The restructuring resulted in an initial charge of $3,170,000. From the inception of the restructuring plan through December 31, 1997, the Company incurred cash expenditures of $2,381,000 and noncash expenditures of $789,000.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Restructuring costs and related accrual consisted of the following (in thousands):

                                       ACCRUED                                  ACCRUED
                                    BALANCE AS OF                            BALANCE AS OF
                                    DECEMBER 31,                             DECEMBER 31,
            COMPONENTS                  1996        SPENDING   ADJUSTMENTS       1997
            ----------              -------------   --------   -----------   -------------
Payments to employees
  involuntarily terminated(C).....     $  823        $  724       $(99)          $ --
Payments on canceled or vacated
  facilities and auto leases(C)...        394           394         --             --
Disposal of office and computer
  equipment(NC)...................        690           789         99             --
Contract settlement costs(C)......        900           900         --             --
                                       ------        ------       ----           ----
                                       $2,807        $2,807       $ --           $ --
                                       ======        ======       ====           ====

---------------
(C): Cash; (NC): Noncash.

NOTE 5: WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In April 1996, the Company purchased rights to two Internet applications from Active Paper, Inc. Upon the date of acquisition, $1,596,000 associated with the purchase cost of this acquired developed technology was capitalized. In September 1996, the Company conducted an analysis of expected cash flows and determined that the carrying amount of the asset of $1,343,000, net of $253,000 in amortization, was in excess of the expected undiscounted cash flows associated with the asset. As the fair value of the asset, which was calculated using the discounted expected future cash flows method, was not significant, the Company recognized in the third quarter of 1996 an impairment loss equal to the carrying amount of the asset.

     In July 1996, the Company acquired certain assets from Conterra, Inc. for approximately $230,000 and recognized a $199,000 charge for in-process research and development costs in connection with the acquisition.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: BALANCE SHEET COMPONENTS

  Cash Equivalents and Short-Term Investments

     Cash equivalents and short-term investments consisted of the following (in thousands):

                                                                          ESTIMATED
                                              UNREALIZED    UNREALIZED      FAIR
     AS OF DECEMBER 31, 1997        COST        GAINS         LOSSES        VALUE
     -----------------------        ----      ----------    ----------    ---------
Money market funds...............  $10,717      $ --          $ --         $10,717
Certificates of deposit..........    3,324        --            --           3,324
Commercial paper.................   13,875         7            --          13,882
                                   -------      ----          ----         -------
                                   $27,916      $  7          $ --         $27,923
                                   =======      ====          ====         =======

                                                                          ESTIMATED
                                              UNREALIZED    UNREALIZED      FAIR
     AS OF DECEMBER 31, 1996        COST        GAINS         LOSSES        VALUE
     -----------------------        ----      ----------    ----------    ---------
Money market funds...............  $14,522       $ --          $(1)        $14,521
Commercial paper.................   25,857        235           --          26,092
U.S. government securities.......   27,373          1           --          27,374
Taxable municipal bonds..........      250         --           --             250
                                   -------       ----          ---         -------
                                   $68,002       $236          $(1)        $68,237
                                   =======       ====          ===         =======

     The Company's investments were classified as follows (in thousands):

                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Cash equivalents.........................................  $16,536    $24,080
Short-term investments...................................   11,387     44,157
                                                           -------    -------
                                                           $27,923    $68,237
                                                           =======    =======

     All short-term investments have weighted average original maturities of less than one year.

  Property and Equipment

     The components of property and equipment were as follows (in thousands):

                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Office equipment and computers...........................  $ 9,133    $ 9,149
Furniture and fixtures...................................    2,315      2,775
Leasehold improvements...................................      546        489
                                                           -------    -------
                                                            11,994     12,413
Less accumulated depreciation and amortization...........    6,846      6,498
                                                           -------    -------
                                                           $ 5,148    $ 5,915
                                                           =======    =======
Capital lease equipment included in property and
  equipment consisted of:
  Cost...................................................  $   688    $ 2,664
  Less accumulated amortization..........................      516      1,635
                                                           -------    -------
                                                           $   172    $ 1,029
                                                           =======    =======

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------   --------
Prepaid royalty payment and accrued interest................  $3,318    $10,012
Employee compensation.......................................   2,384      3,569
Restructuring (See Note 4)..................................      --      2,807
Other.......................................................   1,489      1,886
                                                              ------    -------
                                                              $7,191    $18,274
                                                              ======    =======

NOTE 7: FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company invests its excess cash in U.S. government securities, commercial paper and corporate debt securities. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to ensure safety of principal.

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

NOTE 8: STOCKHOLDERS' EQUITY

  Initial Public Offering and Preferred Stock

     The Company completed an initial public offering ("IPO") on February 9, 1995, issuing 6,325,000 shares of its common stock at $14.00 per share. The proceeds, net of commissions and expenses, totaled $81,255,000.

     As of December 31, 1994, the Company had authorized 30,000,000 shares of convertible preferred stock. Upon the closing of the Company's IPO on February 9, 1995, all outstanding preferred stock automatically converted into common stock. The Board of Directors has since authorized 500,000 shares of preferred stock, none of which were issued and outstanding as of December 31, 1997 and 1996.

  Common Stock

     The Company is authorized to issue 60,000,000 shares of common stock. On February 7, 1995, a one-for-two reverse stock split of the common stock occurred. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reverse stock split.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Accounting for Stock-Based Compensation

     As of December 31, 1997, the Company had three stock-based compensation plans, which consist of two stock option plans and an employee stock purchase plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and for its employee stock purchase plan because the exercise price of the stock options equals or exceeds the fair value of the underlying common stock at the date of grant and the employee stock purchase plan qualifies as a noncompensatory plan. The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value approach described in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. In the initial phase-in period, the effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income or loss for future years.

                                                     YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   1997        1996        1995
                                                 ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Net loss
  As reported..................................  $(28,384)   $(45,634)   $(20,619)
  Pro forma....................................   (30,641)    (48,224)    (21,289)
Net loss per share
  As reported..................................  $  (1.06)   $  (1.74)   $  (0.84)
  Pro forma....................................     (1.14)      (1.84)      (0.87)

  Stock Option Plans

     The Company has two stock option plans, the Amended and Restated 1990 Stock Option Plan ("1990 Stock Option Plan") and the 1994 Outside Directors Stock Option Plan, as amended ("Directors Option Plan"). Under the 1990 Stock Option Plan, the Company has reserved an aggregate of 8,020,000 shares of common stock for issuance. The 1990 Stock Option Plan provides that stock options may be granted to employees (including officers), consultants, advisers and other independent contractors, at an exercise price not less than 100% of the fair market value, as determined by the Board of Directors, for incentive stock options, and 50% of the fair market value for nonqualified stock options, at the grant date. All options granted under the 1990 Stock Option Plan must have a term not greater than 10 years from the date of grant. The Board of Directors determines the number of shares for which an option may be granted. Options issued generally vest 25% after one year and then ratably at 1/48 per month thereafter. However, in April 1997, 1,184,000 options were granted to Company employees (excluding officers), subject to acceleration of vesting upon achievement of certain milestones. The effect of issuing options to nonemployees is not material to the accompanying consolidated statements of operations for any of the periods presented.

     In order to retain and motivate the Company's employees, the Board of Directors approved repricings of certain stock options issued under the 1990 Stock Option Plan. Under the February 27, 1996, repricing, holders of stock options with exercise prices in excess of $7.44 could elect to surrender any or all of their outstanding options for options priced at $7.44, the fair market value of the Company's common stock on February 27, 1996, as determined by the Board of Directors. The vesting period for the repriced February 27, 1996, options commenced on February 27, 1996. Under the November 12, 1996, repricing, holders of stock options with exercise prices in excess of $2.84, including those options previously repriced, could elect to surrender any or all of their outstanding options for options priced at $2.84, the fair market value of the Company's common stock on November 12, 1996, as determined by the Board of Directors. Each option that was repriced on November 12, 1996, was subject to the vesting schedule of the surrendered option it replaced.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 27, 1996, and November 12, 1996, options for an aggregate of 1,597,183 and 2,948,846 shares of common stock, respectively, were repriced.

     Under the Directors Option Plan, the Company has reserved an aggregate of 300,000 shares of common stock for issuance. The Directors Option Plan provides for the automatic grant of nonqualified stock options to directors of the Company who are not employees of (i) the Company, (ii) a stockholder of the Company, (iii) a holder of a technology license from the Company, or (iv) any parent or subsidiary of the same ("Eligible Outside Directors"). Each person who is newly elected or appointed as an Eligible Outside Director is automatically granted an option to purchase 40,000 shares of common stock. Each Eligible Outside Director is automatically granted an option to purchase 10,000 shares of common stock on the day following each anniversary date of election or appointment, subject to the director's option to decline the grant. The exercise price of the options in all cases is equal to the fair market value of common stock on the grant date. The initial grant options generally vest and become exercisable 25% after the first year and then ratably at 1/48 per month thereafter. The anniversary grant options generally vest and become exercisable at the rate of 1/12 per month beginning three years after the grant date. Generally, options must be exercised within 10 years.

     Under SFAS No. 123, the fair value of each option grant and option repricing under the two stock option plans is estimated on the respective date of grant or repricing using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1997, 1996 and 1995: zero dividend yield; expected volatility of 70%, 70% and 63%, respectively; risk free interest rates of 6.42%, 6.12% and 6.02%, respectively; and expected lives of 3.24, 3.14 and 3.21 years, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Option activity under the Company's two stock option plans was as follows (in thousands, except per share amounts):

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1997       1996       1995
                                                 -------    -------    ------
Outstanding, beginning of year.................    3,926      3,779     3,651
Granted........................................    3,494      2,902     1,711
Exercised......................................     (208)      (367)     (995)
Canceled.......................................   (2,221)    (2,388)     (588)
Repriced -- granted............................       --      4,546        --
Repriced -- canceled...........................       --     (4,546)       --
                                                 -------    -------    ------
Outstanding, end of year.......................    4,991      3,926     3,779
Shares available for future grant..............      802      2,074     2,438
Options authorized to be issued................    8,320      8,320     8,170
Options exercisable, end of year...............    1,387      1,031     1,253
                                                 -------    -------    ------
Weighted-average exercise prices:
  Outstanding at beginning of year.............  $  3.17    $ 10.08    $ 5.65
  Granted......................................     1.78       5.23     14.71
  Exercised....................................     0.63       1.50      3.02
  Canceled.....................................     3.22      12.57      8.01
  Repriced -- granted..........................       --       4.46        --
  Repriced -- canceled.........................       --       6.72        --
  Outstanding, end of year.....................     2.28       3.17     10.08
Options exercisable, end of year...............     2.99       3.36      5.61
                                                 -------    -------    ------
Weighted-average fair value of options granted
  during the year..............................  $  0.95    $  2.70    $ 7.10
                                                 =======    =======    ======

     The following table summarizes information about options outstanding under the Company's two stock option plans as of December 31, 1997 (shares in thousands):

                                   OPTIONS OUTSTANDING
                          -------------------------------------     OPTIONS EXERCISABLE
                                         WEIGHTED-                -----------------------
                                          AVERAGE     WEIGHTED-                 WEIGHTED-
                                         REMAINING     AVERAGE                   AVERAGE
                            NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING      LIFE         PRICE     OUTSTANDING     PRICE
------------------------  -----------   -----------   ---------   -----------   ---------
$0.40 to $2.75.........      2,698      9.37 years      $1.57          193        $1.85
$2.84..................      2,149      8.87             2.84        1,111         2.84
$4.31 to $13.06........        144      7.78             7.21           83         7.59
                             -----      ----------      -----        -----        -----
$0.40 to $13.06........      4,991      9.11 years      $2.28        1,387        $2.99
                             =====      ==========      =====        =====        =====

  1994 Employee Stock Purchase Plan

     As of December 31, 1997, the Company had reserved an aggregate of 505,000 shares of common stock for issuance under the 1994 Employee Stock Purchase Plan, as amended ("Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during 24 month offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. However, the price for the initial offering period is equal to 85% of the fair market value of

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock at the close of business on the day prior to the first day of the initial offering period or the fair market value of common stock on the last day of the purchase period, whichever is lower. Under the Purchase Plan, the Company sold 84,890, 121,445 and 29,572 shares to its employees in 1997, 1996 and 1995, respectively.

     Under SFAS No. 123, compensation cost is recognized for the fair value of employees' purchase rights, which cost was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995: zero dividend yield and expected life of fifteen months for each year; expected volatility of 70%, 70% and 63%, respectively; and risk free interest rates of 5.53%, 5.20% and 5.74%, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock. The weighted-average fair value of purchase rights (including the 15% discount off of the quoted market price of common stock) granted in 1997, 1996 and 1995 was $0.70, $2.08 and $4.84, respectively.

  Restricted Stock Grant

     During 1997, the Company sold to its Chairman, Chief Executive Officer and President 135,000 shares of restricted common stock for $0.10 per share. The Company recorded approximately $155,000 of deferred compensation in connection with the sale of these shares and is amortizing the compensation expense related to this transaction over the two-year vesting period on a straight-line basis.

NOTE 9: RETIREMENT PLAN

     The Company has a deferred compensation plan for all employees who are at least 21 years of age. Under the plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees may contribute from 2% to 20% of their pretax compensation, up to the annual limits imposed by the Internal Revenue Service.

     The Company may, at its discretion, contribute amounts to the plan. No employer contributions have been made in any of the periods presented.

NOTE 10: COMMITMENTS

  Debt

     In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (8.75% as of December 31, 1997), and has a term of forty months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is subject to certain financial covenants measured on a monthly basis, and is secured by all of the assets of the Company, including intellectual property. As of December 31, 1997, the current and noncurrent portions of debt due under this loan were $801,000 and $3,199,000, respectively.

  Purchase Commitments and Letter of Credit

     During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of handheld communication devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligation to Oki Electric for the purchase of these devices. The Company has placed on deposit $3,300,000 as security with the

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financial institution issuing the letter of credit. This commitment is denominated in Japanese Yen and, as a result, is at risk of foreign currency fluctuations. As of December 31, 1997, the Company's purchase commitment was $2,648,000 due to favorable changes in the exchange rate.

  Lease Commitments

     The Company leases its facilities under an operating lease extending through 2002. The lease requires the Company to pay all executory costs, such as maintenance and insurance, and provides for escalating rent payments. The Company is amortizing the total rent payments over the lease term on a straight-line basis. In addition, the Company also leases certain phone equipment and computers under capital lease agreements.

     Rent expense was approximately $790,000, $1,690,000 and $1,452,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease payments under noncancelable capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 1997 are as follows (in thousands):

                                                            CAPITAL    OPERATING
                YEARS ENDING DECEMBER 31,                   LEASES       LEASE
                -------------------------                   -------    ---------
1998......................................................   $233       $  391
1999......................................................     57          379
2000......................................................     --          436
2001......................................................     --          458
2002......................................................     --          223
2003 and thereafter.......................................     --           --
                                                             ----       ------
Total minimum lease payments..............................    290       $1,887
                                                                        ------
Less amount representing interest.........................     12
                                                             ----
Present value of minimum lease payments...................    278
Less current obligation under capital leases..............    224
                                                             ----
Obligations under capital leases, excluding current
  installments............................................   $ 54
                                                             ====

NOTE 11: INCOME TAXES

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 is comprised primarily of foreign withholding taxes.

     Total income tax expense differs from expected tax expense (benefit), computed by multiplying the U.S. income statutory rate of 34% by loss before income tax, as a result of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                1997        1996       1995
                                               -------    --------    -------
Computed expected tax benefit................  $(9,645)   $(15,471)   $(6,598)
Losses and temporary difference for which no
  tax benefit was recognized.................    9,265      14,776      6,368
Nondeductible expenses.......................      397         695        230
Foreign tax withholding......................       --         131      1,214
                                               -------    --------    -------
Total tax expense............................  $    17    $    131    $ 1,214
                                               =======    ========    =======

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Deferred tax assets:
Accruals and other reserves..............................  $ 1,670    $ 2,592
Deferred revenue.........................................    1,793      3,652
Loss carryovers and deferred start-up expenditures.......   53,110     40,400
Foreign tax credit carryforward..........................    1,740      1,740
Research and development credit carryforward.............    6,650      4,976
Fixed assets.............................................      787      1,310
                                                           -------    -------
Total gross deferred tax assets..........................   65,750     54,670
Less valuation allowance.................................   65,750     54,670
                                                           -------    -------
Net deferred tax assets..................................  $    --    $    --
                                                           =======    =======

     Deferred tax assets as of December 31, 1997, include approximately $2,746,000 relating to the exercise of stock options, which will be credited to equity if and when realized.

     As of December 31, 1997, the Company had cumulative federal net operating losses of approximately $136,100,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2006 through 2012. The Company has cumulative California net operating losses of approximately $63,300,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1998 through 2002.

     As of December 31, 1997, foreign tax credits of approximately $1,740,000 were available to reduce future federal income taxes. Foreign tax credit carryforwards expire from 1999 through 2000.

     As of December 31, 1997, unused research and development tax credits of approximately $4,353,000 and $2,298,000 were available to reduce future federal and California income taxes, respectively. Federal credit carryforwards will expire from 2007 through 2012; California credits will carry forward indefinitely.

NOTE 12: SUBSEQUENT EVENTS

  Financing Transactions

     On February 27, 1998, the Company entered into an agreement with Microsoft Corporation. The terms of the agreement include an equity investment of approximately 12% in the Company, and a license of certain Company technology in return for a total of $6,000,000 in cash.

     On March 3, 1998, the Company entered into a private financing transaction that provided $5,000,000 in cash to the Company from the sale of convertible preferred stock. As part of the transaction, the Company also issued five-year warrants to purchase additional shares of common stock at a premium to the common stock price as of the date of the private financing transaction. The Company has the option to secure an additional $5,000,000 in financing on similar terms based on certain conditions, including share price, average trading volume and total equity.

  Acquisition of NetPhonic Communications, Inc.

     On March 6, 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. for $2,050,000, comprised of $200,000 cash and 1,342,524 shares of newly-issued shares of the Company's common stock. The acquisition will be accounted for under the purchase

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

method. The Company expects that a significant component of the purchase price will be attributable to in-process research and development.

  Key Employee Agreement

     On February 6, 1998, the Company issued 280,000 shares of restricted common stock pursuant to a retention agreement with a key employee. Pursuant to this agreement, the Company also loaned the employee $382,000, which loan is secured by real estate and the shares of restricted stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL MAGIC, INC.

                                          By:      /s/ STEVEN MARKMAN
                                            ------------------------------------
                                                       Steven Markman
                                                Chairman of the Board, Chief
                                                          Executive
                                                   Officer and President

Dated: March 31, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Markman and Mary E. Doyle his true and lawful attorney-in-fact and agent, with full power of substitution and, for him/her and in his/her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE:                    DATE:
                   ---------                                   ------                    -----
             By: /s/ STEVEN MARKMAN                 Chairman and Chief Executive    March 31, 1998
  --------------------------------------------           Officer (Principal
                 Steven Markman                              Executive)

           By: /s/ JAMES P. MCCORMICK                 Chief Financial Officer       March 31, 1998
  --------------------------------------------        (Principal Financial and
               James P. McCormick                       Accounting Officer)

          By: /s/ MICHAEL E. KALOGRIS                         Director              March 31, 1998
  --------------------------------------------
              Michael E. Kalogris

           By: /s/ CARL F. PASCARELLA                         Director              March 31, 1998
  --------------------------------------------
               Carl F. Pascarella

              By: /s/ ROEL PIEPER                             Director              March 31, 1998
  --------------------------------------------
                  Roel Pieper

            By: /s/ SUSAN G. SWENSON                          Director              March 31, 1998
  --------------------------------------------
                Susan G. Swenson

            By: /s/ DENNIS F. STRIGL                          Director              March 31, 1998
  --------------------------------------------
                Dennis F. Strigl

                              GENERAL MAGIC, INC.

                                    EXHIBITS
                                       TO
                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                    SEQUENTIALLY
                                                                                      NUMBERED
    EXHIBIT NUMBER                            DESCRIPTION                               PAGE
    --------------                            -----------                           ------------
         23.1         Consent of Independent Auditors.............................
         24.1         Power of Attorney (See signature page)......................
         27.1         Financial Data Schedule.....................................