Form 10-K/A
period 1997-12-31
GENERAL MAGIC INC
filed 1998-04-30
CIK 933524

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                               -------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM --------------- TO ---------------

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

         TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
                None                                     None

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

     Outstanding shares of registrant's common stock, $.001 par value, as of February 27, 1998: 26,927,886


================================================================================

                                    PART III

Part III is replaced in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

            The table below sets forth, for the current directors and for Philip
D. Knell, all of whom are management's nominees for election to the Board of Directors at the Company's next Annual Meeting of Stockholders, certain information with respect to age and background.

                                                                                                  DIRECTOR
  DIRECTOR NAME                         POSITION WITH THE COMPANY                         AGE       SINCE
--------------------       ---------------------------------------------------------      ---     --------
Steven Markman, Ph.D.      Chairman, Chief Executive Officer, President and Director       52       1996

Michael E. Kalogris        Director                                                        48       1997

Philip D. Knell            Management's Nominee                                            53         --

Carl F. Pascarella         Director                                                        55       1994

Roel Pieper, Ph.D.         Director                                                        42       1996

Dennis F. Strigl           Director                                                        52       1997

Susan G. Swenson           Director                                                        49       1997

            STEVEN MARKMAN has served the Company as Chairman, Chief Executive Officer and President since September 1996. Prior to joining the Company, Dr. Markman served Novell, Inc. as Executive Vice President and General Manager of the Products Group from January 1996 to September 1996, and as the Executive Vice President and General Manager of the Information Access and Management Group from August 1994 until January 1996. Dr. Markman was Vice President of Engineering at First Pacific Networks, Inc. from March 1994 to August 1994, and was a principal at Venture Consulting from September 1993 through March 1994. From February 1993 to May 1993, Dr. Markman was acting Chief Executive Officer of Adaptive Corporation, which was merged with Network Equipment Technologies, Inc. ("NET") in May 1993. Dr. Markman served as Senior Vice President and General Manager of the Network Systems Group of NET from April 1991 to May 1993. Dr. Markman holds B.S. and M.S. degrees in Electrical Engineering and Electrophysics, respectively, from the Polytechnic Institute of Brooklyn. He also received a Ph.D. degree in Electrophysics from the Polytechnic Institute of New York.

            MICHAEL E. KALOGRIS has served as a director of the Company since August 1997. Mr. Kalogris has been Chairman and Chief Executive Officer of Triton Communications L.L.C. ("Triton") since June 1997. Before joining Triton, Mr. Kalogris served as President and Chief Executive Officer of Horizon Cellular Group from October 1991 to February 1997.

            PHILIP D. KNELL has been nominated by the Company to serve as a director. Mr. Knell has served as President and General Manager of the networkMCI Conferencing division of MCI Communications Corporation since July 1995. From December 1992 through June 1995, he was President and Chief Executive Officer of Darome Teleconferencing, Inc.

            CARL F. PASCARELLA has served as a director of the Company since July 1994. Mr. Pascarella has been President and Chief Executive Officer of VISA U.S.A. Inc. since September 1993, and served as President of VISA
International's Asia-Pacific region from 1983 until September 1993. Mr. Pascarella is also a director for BroadVision, Inc.

            ROEL PIEPER has served as a director of the Company since March 1996. Dr. Pieper has been appointed Executive Vice President of Technology, Strategy and Planning for Philips Electronics N.V., effective May 1998. From September 1997 to January 1998, he served as Senior Vice President and General Manager of the Worldwide Sales, Marketing, Service and Support Group for Compaq Computer Corporation. Dr. Pieper was Chief Executive Officer of Tandem Computers Incorporated ("Tandem") from January 1996 to August 1997. From 1993 until he joined Tandem in 1996, Dr. Pieper served as President and Chief Executive Officer of Tandem's wholly-owned subsidiary, UB Networks. Before joining UB Networks, Dr. Pieper was President and Chief Executive Officer at AT&T's UNIX Systems Laboratories from January 1991 to August 1993. Dr. Pieper is also a director of Lincoln National Corporation, Unify Corporation and VERITAS Software Corporation.

            DENNIS F. STRIGL has served as a director of the Company since August 1997. Mr. Strigl has been President and Chief Executive Officer of Bell Atlantic Mobile since February 1991. Mr. Strigl has also been Group President and Chief Executive Officer of Bell Atlantic Global Wireless since August 1997. Mr. Strigl is also a director of Grupo Iusacell, S.A.

            SUSAN G. SWENSON has served as a director of the Company since August 1997. Ms. Swenson has been President and Chief Executive Officer of Cellular One since March 1994. From April 1993 to March 1994, she served as Vice President and General Manager of Pacific Bell's Northern California regional business unit. Ms. Swenson is also a director of Wells Fargo & Company.

EXECUTIVE OFFICERS

            The following sets forth certain information regarding the executive officers of the Company as of February 27, 1998. Information pertaining to Dr. Markman, who is both a director and an executive officer of the Company, may be found above under the caption "Directors."

           NAME                             POSITION WITH THE COMPANY                         AGE          EMPLOYED SINCE
           ----                             -------------------------                        -----         --------------
Mary E. Doyle..................   Vice President, Business Affairs, General                   45           July 1996
                                  Counsel and Secretary
Linda A. Hayes.................   Vice President, Marketing                                   56           September 1997
James P. McCormick.............   Vice President, Finance and Administration, and             39           June 1997
                                  Chief Financial Officer
Elena M. Morera................   Vice President, Human Resources                             46           July 1996
Steven D. Schramm..............   Vice President and General Manager,                         38           March 1992
                                  Communication Products Division
Kevin J. Surace................   Vice President and General Manager, Products                35           November 1996
                                  and Network Solutions Division

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

 JAMES P. MCCORMICK joined the Company in June 1997 as Vice President of Finance and Administration and Chief Financial Officer. From September 1996 to June 1997, Mr. McCormick was Vice President of Finance and Administration and Chief Financial Officer for UB Networks ("UB"), and from July 1994 through September 1995, he served first as Director and then as Group Director of Financial Planning and Analysis for UB. Before joining UB, Mr. McCormick worked with Tandem Computers, Incorporated in a variety of management capacities from July 1989 through May 1994, most recently as Senior Finance Manager for Revenue Forecasting and Planning. Mr. McCormick received his B.S. in Business Administration (Accounting) from the University of Toledo, and his M.B.A. from the University of Michigan.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

            Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with, except that an initial statement of beneficial ownership of securities for Linda A. Hayes was not timely filed. Additionally, late annual statements of changes in beneficial ownership were filed in connection with the repricing of certain options of Martha E. Coleman, Mary E. Doyle, David P. Duckworth, Steven Markman, Jeffrey F. McElroy, Elena M. Morera, Anthony M. Rutkowski, Steven D. Schramm and James E. White and for automatic outside director option grants for Jerry Baker, Carl F. Pascarella and Roel Pieper.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS

            The following table sets forth information concerning the total compensation of the Chief Executive Officer, the four other highest compensated executive officers of the Company whose salary and bonus for the year ended December 31, 1997 exceeded $100,000 and a former executive officer of the Company whose salary and bonus for the year ended December 31, 1997 exceeded $100,000 but who was not an executive officer at December 31, 1997 (the "Named Executive Officers") for the years ended December 31, 1997, 1996 and 1995:

                           SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                            ---------------------------------      --------------------------
                                                                                   RESTRICTED      SECURITIES
                                                                                     STOCK        UNDERLYING        ALL OTHER
   NAME AND PRINCIPAL POSITION              YEAR    SALARY($)        BONUS($)      AWARD(S)($)     OPTIONS(#)      COMPENSATION($)
   ---------------------------              ----    ---------        --------      -----------     ----------      ---------------
Steven Markman, Ph.D.(1) ...............    1997    $ 301,154    $  90,000(2)            --              --               --
     Chairman, Chief Executive Officer      1996       77,307       60,000(3)     $ 155,250(4)    1,500,000(5)     $  50,000(6)
     and President                          1995           --           --               --              --               --

Mary E. Doyle(7) .......................    1997      180,692       53,055(2)            --          70,000           61,762(8)
     Vice President, Business Affairs,      1996       72,692       12,300(3)            --         200,000(9)        16,253(8)
     General Counsel and Secretary          1995           --           --               --              --               --

Jeffrey F. McElroy(10) .................    1997      140,539       28,000(2)            --          60,000               --
     Vice President and General Manager,    1996       70,000       15,400(3)            --         300,000(11)           --
     Internet Applications and Services     1995           --           --               --              --               --

Steven D. Schramm ......................    1997      170,654       50,108(2)            --          70,000               --
     Vice President and General Manager,    1996      148,365       72,750(3)            --         210,000(12)           --
     Communication Products Division        1995      136,365       51,363(13)           --          37,500               --

Kevin J. Surace(14) ....................    1997      192,442       57,221(2)            --          70,000               --
     Vice President and General Manager,    1996       14,231           --               --         150,000               --
     Product and Network Solutions          1995           --           --               --              --               --
     Division

Former Officer:
James E. White(15) .....................    1997      170,654       32,013(2)            --          50,000               --
     Vice President and Chief Technical     1996      141,346       59,575(3)            --         127,500(16)           --
     Officer, Agent Technology              1995      134,904       30,625(13)           --              --               --


-------------------

(1)   Dr. Markman joined the Company in September 1996.

(2)   Includes bonuses earned, but not paid, in fiscal 1997.

(3)   Includes bonuses earned, but not paid, in fiscal 1996.

(4) As part of his compensation arrangement, the Company granted Dr. Markman the right to acquire 135,000 shares of restricted Common Stock for $0.10 per share. In March 1997, Dr. Markman exercised this right and acquired the restricted stock. 67,500 shares of the restricted stock vested in September 1997. Effective as of the vesting date, Dr. Markman tendered 22,562 shares to the Company in satisfaction of income and employment tax withholding obligations. The remaining 67,500 shares of the restricted stock will vest in September 1998, assuming Dr. Markman's continued employment with the Company. As of

      December 31, 1997, Dr. Markman held 67,500 restricted shares having a value net of his purchase price equal to $86,062.50. The Company does not currently pay dividends on its Common Stock.

(5) Includes options for an aggregate of 750,000 shares of Common Stock which were repriced in November 1996, replacing options for an aggregate of 750,000 shares granted earlier in the year.

(6) Represents payment for costs incurred in connection with Dr. Markman's employment transition.

(7)   Ms. Doyle joined the Company in July 1996.

(8) Represents payment for costs incurred in connection with Ms. Doyle's employment transition.

(9) Includes options for an aggregate of 100,000 shares of Common Stock which were repriced in November 1996, replacing options for an aggregate of 100,000 shares granted earlier in the year.

(10) Mr. McElroy joined the Company in June 1996 and resigned from the Company in connection with the closure of its South Carolina offices on January 2, 1998.

(11) Includes options for an aggregate of 150,000 shares of Common Stock which were repriced in November 1996, replacing options for an aggregate of 150,000 shares granted earlier in the year.

(12) Includes options for an aggregate of 37,500 shares of Common Stock which were repriced in February 1996, replacing options for an aggregate of 37,500 shares granted in 1995, and options for an aggregate of 142,500 shares of Common Stock which were repriced in November 1996, replacing options for 67,500 shares granted in 1996, 62,500 shares granted in 1994 and 12,500 shares granted in 1993.

(13)  Includes bonuses earned, but not paid, in fiscal 1995.

(14)  Mr. Surace joined the Company in November 1996.

(15) Effective August 18, 1997, Mr. White resigned as Vice President and Chief Technical Officer, Agent Technology, and was appointed Chief Technology Officer of the Company. As a result of this change in Mr. White's duties and responsibilities, he is no longer an executive officer of the Company.

(16) Includes options for an aggregate of 97,500 shares of Common Stock which were repriced in November 1996, replacing options for an aggregate of 30,000 shares granted in 1996 and an aggregate of 67,500 shares granted in 1994.

      The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the year ended December 31, 1997, to the Named Executive Officers:


                        OPTION GRANTS IN LAST FISCAL YEAR


                                    INDIVIDUAL GRANTS IN FISCAL 1997
                            -------------------------------------------                      POTENTIAL REALIZABLE VALUE
                                              % OF TOTAL                                       AT ASSUMED ANNUAL RATES
                            NUMBER OF           OPTIONS                                            OF STOCK PRICE
                            SECURITIES         GRANTED TO                                         APPRECIATION FOR
                            UNDERLYING         EMPLOYEES    EXERCISE OR                            OPTION TERM(3)
                              OPTIONS          IN FISCAL       BASE          EXPIRATION      ------------------------
NAME                         GRANTED(1)          YEAR        PRICE(2)          DATE             5%              10%
--------------------         ----------        ----------   -----------      ----------      --------        --------
Steven Markman, Ph.D. ..          --            --              --                 --              --              --

Mary E. Doyle ..........      70,000             2.0%      $     1.0626       4/17/07        $ 46,778        $118,546

Jeffrey F. McElroy .....      60,000(4)          1.7%            1.0626       4/17/07          40,096         101,611

Steven D. Schramm ......      70,000             2.0%            1.0626       4/17/07          46,778         118,546

Kevin J. Surace ........      70,000             2.0%            1.0626       4/17/07          46,778         118,546

Former Officer:
James E. White .........      50,000             1.4%            1.6875       8/18/07          53,063         134,472

-------------------

(1) Generally, options granted in 1997 under the Company's Amended and Restated 1990 Stock Option Plan (the "Option Plan") vest at the rate of one-fourth on the first anniversary of the date of grant or of the optionee's hire, as applicable, and 1/48 per month thereafter for each full month of the continued employment of the option holder.

(2) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with the exercise. These amounts represent certain hypothetical gains based on assumed rates of appreciation, based on the Securities and Exchange Commission's rules, and do not represent the Company's estimate or projection of future Common Stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, overall market conditions and the continued employment of the option holders through the vesting period. The amounts reflected in this table may not be achieved.

(4) One-fifth of the options granted to Mr. McElroy in 1997 were vested in connection with his January 2, 1998, resignation from the Company; the balance were cancelled.

            The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock during the year ended December 31, 1997, and unexercised options held as of December 31, 1997, by the Named Executive Officers:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                      OPTIONS AT 12/31/97(1)        OPTIONS AT 12/31/97(2)
                                                                 -----------------------------    ---------------------------
                                SHARES
                              ACQUIRED ON         VALUE
NAME                           EXERCISE         REALIZED(3)      EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
---------------------         -----------       -----------      -----------     -------------    -----------   -------------
Steven Markman, Ph.D. ..            --                --           234,375           515,625          --                --

Mary E. Doyle ..........            --                --            35,417           134,583          --          $ 21,868

Jeffrey F. McElroy .....            --                --            90,625           119,375          --            18,744

Steven D. Schramm ......        23,750          $ 12,251           104,167           108,333          --            21,868

Kevin J. Surace ........            --                --            40,626           179,374          --            21,868

Former Officer:

James E. White .........        75,000           121,410            85,782            61,718          --                --


-------------------

(1) Includes options granted at an exercise price greater than the per share closing price of $1.375, as reported on the Nasdaq National Market, on December 31, 1997.

(2) Based on the per share closing price of $1.375, as reported on the Nasdaq National Market, on December 31, 1997, less exercise price, multiplied by the number of shares underlying the options.

(3) Based on the fair market price of the Company's Common Stock on the exercise date, less exercise price, multiplied by the number of shares underlying the options.

COMPENSATION OF DIRECTORS

            Effective June 12, 1997, each eligible outside director who is not an employee of the Company or of any parent or subsidiary corporation of the Company and was a director at time of disbursement, was entitled to receive the following amounts of cash compensation for his or her services as a director of the Company: (i) $10,000 per year, payable on the last day of the Company's fiscal year and (ii) $1,000 or $500 for each regular or special meeting attended by the eligible outside director in person or by telephone, respectively. In addition, each eligible outside director was entitled to reimbursement of travel expenses reasonably incurred by him or her in connection with attending any regular or special meeting of the Board. Furthermore, the Company's 1994 Outside Directors Stock Option Plan, as amended (the "Directors Plan"), provides for automatic initial and annual grants of nonqualified stock options to directors of the Company who are not employees of the Company or of any affiliated corporation. However, any non-employee director will be ineligible to participate in the Directors Plan if the director's employer is a stockholder of the Company or an affiliated corporation of a stockholder of the Company, or if the director's employer holds a technology license from the Company or is an affiliated corporation of such license holder. During the fiscal year ended December 31, 1997, each of Messrs. Kalogris and Strigl and Ms. Swenson received under the Directors Plan an initial option grant for 40,000 shares of Common Stock and each of Messrs. Pascarella and Pieper received an annual option grant for 10,000 shares of Common Stock.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

            In September 1996, the Company entered into an employment agreement with Steven Markman commencing September 19, 1996. Dr. Markman serves as the Company's Chairman of the Board of Directors, President and Chief Executive Officer for an annual salary of $300,000, and during the first of twelve months of his employment, a guaranteed bonus of not less than twenty percent (20%) of his then current salary. In accordance with his employment agreement, the Company granted Dr. Markman options for 750,000 shares of the Company's Common Stock. In addition, as further required by his employment agreement, the Company granted Dr. Markman the right to purchase up to 135,000 restricted shares of the Company's Common Stock at a price of $0.10 per share. Dr. Markman exercised this right in March 1997. Either party may terminate the employment agreement at any time, provided that, if prior to September 19, 2000, the Company terminates the agreement other than for cause or Dr. Markman resigns for good reason (as defined in the agreement), then (i) Dr. Markman will be entitled to receive his final salary rate for the remaining term of the agreement, provided such period of salary continuance will not be less than one year or more than two years, as well as any bonus he would otherwise have earned in the year of his termination, and (ii) all restricted stock and all stock options previously granted to Dr. Markman by the Company will continue to vest during the period of salary continuance, and such stock options will remain exercisable for a period of 18 months following the later of the date Dr. Markman is terminated as the Company's Chief Executive Officer or the date of such option vesting. If Dr. Markman's employment is terminated by the Company without cause or if Dr. Markman resigns for good reason during the period beginning 30 days prior to the first public announcement that the Company has entered into an agreement that would result in a change in control (as defined in the agreement) and ending one year following the change in control, Dr. Markman is entitled to the same benefits described in the preceding sentence, except that all of his unvested outstanding stock options and restricted stock will be immediately vested. In December 1997, Dr. Markman's agreement was amended to permit him to surrender shares of Common Stock of the Company having a fair market value equal to the income and employment tax withholding obligations arising upon the vesting of Dr. Markman's restricted shares.

            Effective September 19, 1996, Marc Porat resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. The Company entered into a consulting agreement with Dr. Porat effective October 1, 1996 through September 30, 1997. Under the agreement, Dr. Porat acted as a consultant to the Company and was paid a monthly consulting fee of $58,333 from October 1, 1996 through December 31, 1996 and $19,444 from January 1, 1997 through September 30, 1997. Dr. Porat is no longer an employee of the Company. The Company fulfilled any and all obligations under such agreement as of September 30, 1997.

            In October 1997, the Company entered into an "at-will" employment agreement with James E. White, the Company's Chief Technology Officer. Under the agreement, Mr. White will receive an annual salary of $170,000, standard benefits and, subject to his continued employment with the Company, certain restricted stock and cash bonuses. In addition, the agreement requires the Company to extend a loan to Mr. White of up to $600,000 to purchase, refinance or improve a principal residence, secured by such real property and any restricted stock awards received by Mr. White under the agreement, and bearing interest at a rate of no less than seven percent per annum. Principal and interest due under the loan will be accelerated and become payable within a specified period following any termination of Mr. White's employment. The agreement requires Mr. White to apply the after-tax proceeds from the sale of the restricted shares to repayment of loan principal and interest. Provided that Mr. White remains an employee, the agreement calls for the Company to pay to Mr. White cash bonuses in two annual installments to be applied to loan repayment to the extent that the appreciation in the restricted shares on an after-tax basis is insufficient to enable Mr. White to repay the loan in full. If Mr. White's employment terminates as a result of his death or disability, resignation for "good reason" or termination other than for "cause" (as those terms are defined in the agreement), any restricted shares previously granted to him under the agreement will vest in full, and, to the extent that the after-tax proceeds from a sale of the shares is insufficient to repay the loan in full, the Company will pay to Mr. White a cash bonus in an amount sufficient on an after-tax basis to repay the loan in full. If Mr. White's employment with the Company terminates for any other reason, he will be entitled only to compensation and benefits earned through the date of his termination. The agreement provides that in the event of the insolvency of the Company or the termination of its business, the Company will forgive any unpaid balance of the loan and will pay to Mr. White, in lieu of any other bonus due him under the agreement, an amount equal to the tax liability incurred by Mr. White upon such discharge of indebtedness to the Company.

            In April 1998, the Board of Directors authorized the Company to enter into Change of Control Agreements (the "Agreements") with its executive officers which provide for the payment of certain severance benefits in the event of a "Change of Control" of the Company (as defined in the Agreements). Each Agreement will provide that in the event of a Change of Control in which the individual's stock options are not assumed or substituted for by the acquiring corporation, such options will become fully vested and exercisable as of a date prior to the Change of Control. In addition, each Agreement provides that severance benefits will be payable to the individual upon the occurrence of both of the following: (1) a Change of Control of the Company, and (2) within 12 months after the Change of Control, such individual's employment is involuntarily terminated by the Company other than for "Cause" (as defined in the Agreement) or such individual terminates his or her employment for "Good Reason" (as defined in the Agreement). Upon the occurrence of the events described in the preceding sentence, such individual will be entitled to receive the following benefits: (a) a lump sum cash payment equal to the sum of (i) his or her then effective annual base salary, plus (ii) 100% of his or her bonus at the "on-target" level for the year in which the termination occurs, and (b) full accelerated vesting of any options to purchase shares of the Company's Common Stock or any unvested shares of restricted stock.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


            The following table sets forth certain information, as of March 31, 1998, with respect to the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and director nominee of the Company, (iii) the Named Executive Officers and (iv) all executive officers and directors of the Company as a group.

                                                         SHARES OF COMMON STOCK                SHARES OF PREFERRED STOCK
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                BENEFICIALLY OWNED(2)(3)                  BENEFICIALLY OWNED(2)
-------------------------------------------           -----------------------------           ------------------------------
                                                      NUMBER OF          PERCENTAGE           NUMBER OF        PERCENTAGE OF
                                                        SHARES            OF CLASS             SHARES              CLASS
                                                      -----------------------------           ------------------------------
5% STOCKHOLDERS

Sony Corporation(4) .......................            1,778,940             5.2%                  --              --
    7-35 Kitashinagawa
    6-Chrome Shinagawa-Ku
    Tokyo 141 Japan, M0
Microsoft Corporation(5) ..................            3,629,000            10.5               50,000              90.9%
    One Microsoft Way, Bldg #8
    North Office 2211
    Redmond, WA  98052

OFFICERS AND DIRECTORS

Steven Markman, Ph.D.(6) ..................              474,838             1.4                   --              --
Mary E. Doyle(7) ..........................               72,292               *                   --              --
Michael E. Kalogris .......................                2,500               *                   --              --
Philip D. Knell ...........................                   --               *                   --              --
Jeffrey F. McElroy(8) .....................               49,776               *                   --              --
Carl F. Pascarella(9) .....................               29,167               *                   --              --
Roel Pieper, Ph.D.(10) ....................               19,583               *                   --              --
Steven D. Schramm(11) .....................              173,770               *                   --              --
Dennis F. Strigl ..........................                1,000               *                   --              --
Kevin J. Surace(12) .......................               87,379               *                   --              --
Susan G. Swenson ..........................                   --               *                   --              --
James E. White(13) ........................              482,650             1.4                   --              --
Executive officers and directors as a group
(12 persons)(14) ..........................              934,544             2.7                   --              --

-------------------

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is in care of the Company at 420 North Mary Avenue, Sunnyvale, California 94086.

(2) Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock and/or Preferred Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(3) Calculations of percentages of beneficial ownership are based upon 34,431,934 shares as of March 31, 1998, including all issued and outstanding shares of Common Stock and Common Stock issuable upon conversion of all outstanding shares of Preferred Stock and exercise of warrants. Calculations assume the exercise by only the respective named stockholder of all options to purchase Common Stock held by such stockholder, if any, which are exercisable within 60 days of March 31, 1998.

(4) According to Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 1997, Sony Corporation has sole power to vote and dispose of all 1,778,940 shares. The 1,778,940 shares beneficially owned by Sony Corporation include 428,940 shares of Common Stock held by Sony Electronics, Inc., a wholly-owned subsidiary of SEL Holdings Inc., which is a wholly-owned subsidiary of Sony Corporation of America, which is a wholly-owned subsidiary of Sony Corporation.

(5) According to Schedule 13G filed with the Securities and Exchange Commission on March 9, 1998, Microsoft Corporation has sole power to vote and dispose of all 3,629,000 shares. All of such 3,629,000 shares of Common Stock are shares that may be acquired at any time upon conversion of the 50,000 shares of Series A Preferred Stock.

(6) Includes 312,500 shares subject to stock options exercisable within 60 days of March 31, 1998, and 67,500 shares of restricted stock owned by Dr. Markman which will vest in September 1998.

(7) Includes 64,792 shares subject to stock options exercisable within 60 days of March 31, 1998.

(8) Includes 49,376 shares subject to stock options exercisable within 60 days of March 31, 1998.

(9) Includes 29,167 shares subject to stock options exercisable within 60 days of March 31, 1998. However, by letter dated March 12, 1998, Mr. Pascarella has indicated his intention to cancel all options granted to him pursuant to the Company's Option Plan and Directors Plan, and to decline any future grants thereunder, as per the policy of VISA U.S.A. Inc.

(10) Includes 19,583 shares subject to stock options exercisable within 60 days of March 31, 1998.

(11) Includes 136,120 shares subject to stock options exercisable within 60 days of March 31, 1998.

(12) Includes 75,209 shares subject to stock options exercisable within 60 days of March 31, 1998.

(13) Includes 92,500 shares subject to stock options exercisable within 60 days of March 31, 1998, and 280,000 shares of restricted stock owned by Mr. White which will vest in August 1998.

(14) Includes 711,386 shares subject to stock options exercisable within 60 days of March 31, 1998, held by all current executive officers and directors and 67,500 shares of restricted stock owned by Dr. Markman which will vest in September 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In each of September 1992 and May 1993, the Company loaned Dr. Porat $55,000 at interest rates of 5.98% and 5.38% per annum, respectively, pursuant to promissory notes originally due in 1999 and 2000. In connection with Dr. Porat's resignation from the Company, the promissory notes were amended to reflect that the loans are due on December 31, 1997, and that Dr. Porat is obligated under one note and Ms. Slater, Dr. Porat's former wife, is obligated under the other note.

            The Company has entered into indemnification agreements with each of its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance if available on reasonable terms. The Company maintains an insurance policy covering officers and directors of the Company under which the insurer has agreed to pay the amount of any claim made against the officers or directors of the Company that such officers or directors may otherwise be required to pay or for which the Company is required to indemnify such officers and directors, subject to certain exclusions. The policy has a coverage limit of $15,000,000.

                                     PART IV

Part IV is amended to include the following:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

3.  Exhibits


    EXHIBIT NUMBER                       DESCRIPTION
       23.1                    Consent of Independent Auditors
       24.1                    Power of Attorney (previously filed)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GENERAL MAGIC, INC.


                               By:               /s/ STEVEN MARKMAN
                                  ---------------------------------------------
                                                    Steven Markman
                                         Chairman of the Board, Chief Executive
                                                  Officer and President

Dated: April 30, 1998

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


                  SIGNATURE                               TITLE:                                  DATE:
                  ---------                               ------                                  -----
 By:        /s/ STEVEN MARKMAN                   Chairman and Chief Executive                April 30, 1998
    ------------------------------------         Officer (Principal Executive)
              Steven Markman


 By:       * James P. McCormick                  Chief Financial Officer                     April 30, 1998
    ------------------------------------        (Principal Financial and
            James P. McCormick                     Accounting Officer)

 By:         *Michael Kalogris                          Director                             April 30, 1998
    ------------------------------------
            Michael E. Kalogris

 By:        *Carl F. Pascarella                         Director                             April 30, 1998
    ------------------------------------
            Carl F. Pascarella

 By:           *Roel Peiper                             Director                             April 30, 1998
    ------------------------------------
                Roel Pieper

 By:         *Dennis F. Strigl                          Director                             April 30, 1998
    ------------------------------------
             Dennis F. Strigl

 By:         *Susan G. Swenson                          Director                             April 30, 1998
    ------------------------------------
              Susan G. Swenson

 *By:       /s/ STEVEN MARKMAN
    ------------------------------------
              Steven Markman
             Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT NUMBER                        DESCRIPTION
--------------           ------------------------------------

     23.1                Consent of Independent Auditors

     24.1                Power of Attorney (previously filed)