Form 10-Q
period 1998-03-31
GENERAL MAGIC INC
filed 1998-05-15
CIK 933524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     28,829,140 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 1998.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1998


                                 C O N T E N T S


Item Number                                                                                              Page
                                    PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

            a.      Condensed Consolidated Balance Sheets - March 31, 1998 and December 31, 1997           3

            b.      Condensed Consolidated Statements of Operations - Three-Month Periods Ended
                    March 31, 1998 and 1997                                                                4

            c.      Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
                    March 31, 1998 and 1997                                                                5

            d.      Notes to Condensed Consolidated Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations         10


                                     PART II: OTHER INFORMATION

Item 1.     Legal Proceedings                                                                             19

Item 2.     Changes in Securities                                                                         19

Item 3.     Defaults Upon Senior Securities                                                               19

Item 4.     Submission of Matters to a Vote of Security Holders                                           19

Item 5.     Other Information                                                                             19

Item 6.     Exhibits and Reports on Form 8-K                                                              20

Signatures

Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       March 31,    December 31,
ASSETS                                                                  1998            1997
                                                                      ------------------------
Current assets:
   Cash and cash equivalents (including restricted cash of $3,300
      in 1998 and 1997)                                               $  20,967      $  17,414
   Short-term investments                                                 8,453         11,387
   Other current assets                                                   1,736          1,206
                                                                      ------------------------
            Total current assets                                         31,156         30,007
                                                                      ------------------------

Property and equipment, net                                               4,819          5,148
Other assets                                                              2,084          1,142
                                                                      ------------------------

                                                                      $  38,059      $  36,297
                                                                      ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $     882      $     952
   Accrued expenses                                                       5,969          7,191
   Current portion of long-term debt                                      1,113            801
   Other current liabilities                                                133            224
                                                                      ------------------------
            Total current liabilities                                     8,097          9,168
                                                                      ------------------------

Deferred revenue, noncurrent                                              2,000          4,186
Long-term debt                                                            2,887          3,199
Other long-term liabilities                                               2,376          2,446
                                                                      ------------------------
            Total liabilities                                            15,360         18,999
                                                                      ------------------------
Commitments

Redeemable, convertible Series B preferred stock, $0.001 par value
   Stated at involuntary liquidation preference
   Authorized:  12 shares
   Issued and outstanding:  1998 - 5; 1997 - None                         6,528             --

Stockholders' equity:
   Convertible Series A preferred stock, $0.001 par value
      Liquidation preference: 1998 - $4,500; 1997 - None
      Authorized:  50 shares
      Issued and outstanding:  1998 - 50; 1997 - None                        --             --
   Preferred stock, $0.001 par value
      Authorized:  438 shares
      Issued and outstanding:  1997 and 1996 - None                          --             --
   Common stock, $0.001 par value
      Authorized:  60,000 shares
      Issued and outstanding:  1998 - 28,729; 1997 - 26,892                  29             27
   Additional paid-in capital                                           175,988        165,039
   Deferred compensation                                                   (311)           (58)
   Accumulated other comprehensive loss                                     (2)              7
   Deficit accumulated during development stage                        (159,533)      (147,717)
                                                                      ------------------------
            Total stockholders' equity                                   16,171         17,298
                                                                      ------------------------

                                                                      $  38,059      $  36,297
                                                                      ========================


See accompanying notes to condensed consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                              Three-Month Periods Ended
                                                                        March 31,
                                                              -------------------------
                                                                 1998            1997
                                                              -------------------------
Revenue:
      Licensing revenue                                       $  1,510         $    151
      Other revenue                                                185              338
                                                              -------------------------

Total revenue                                                    1,695              489
                                                              -------------------------
Costs and expenses:
      Cost of other revenue                                        147              312
      Research and development                                   5,049            4,980
      Sales, general and administrative                          3,542            4,031
      Write-off of in-process research and development           2,050               --
                                                              -------------------------

Total costs and expenses                                        10,788            9,323
                                                              -------------------------

Loss from operations                                            (9,093)          (8,834)

Total other income, net                                          2,670            1,033
                                                              -------------------------

Loss before income taxes                                        (6,423)          (7,801)

Income taxes                                                        --                2
                                                              -------------------------

Net loss                                                      $ (6,423)        $ (7,803)

Favorable conversion rights on redeemable,
  convertible Series B preferred stock and
  warrants issuance and preferred stock dividend                (1,728)              --

Favorable conversion rights on convertible
  Series A preferred stock issuance                             (3,665)              --
                                                              -------------------------

Loss applicable to common stockholders                        $(11,816)        $  7,803
                                                              =========================

Basic and diluted loss per share                              $  (0.43)        $  (0.29)
                                                              =========================

Shares used in computing basic and diluted loss
  per share                                                     27,403           26,572
                                                              =========================




See accompanying notes to condensed consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)


                                                                                           Three-Month Periods Ended
                                                                                                   March 31,
                                                                                           -------------------------
                                                                                             1998              1997
                                                                                           -------------------------
Cash flows from operating activities:
Net loss                                                                                   $ (6,423)        $ (7,803)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                              704              747
      Amortization of deferred gain from sale and leaseback financing                            --              (24)
      Deferred revenue                                                                       (2,186)            (213)
      Amortization of deferred compensation                                                     140               39
      Write-off of in-process research and development                                        1,850               --
Changes in items affecting operations:
      Other current assets                                                                     (530)             234
      Accounts payable and accrued expenses                                                  (1,292)          (2,792)
                                                                                           -------------------------
       Net cash used in operating activities                                                 (7,737)          (9,812)
                                                                                           -------------------------
Cash flows from investing activities:
      Purchases of short-term investments                                                    (2,034)         (28,411)
      Proceeds from sales and maturities of short-term investments                            4,959           30,153
      Purchases of property and equipment                                                      (483)            (107)
      Other assets                                                                             (834)              --
                                                                                           -------------------------

       Net cash provided by investing activities                                              1,608            1,635
                                                                                           -------------------------

Cash flows from financing activities:
      Repayment of capital lease obligations                                                   (106)            (207)
      Proceeds from sale of common stock                                                        454              163
      Proceeds from sale of Series B preferred stock, net of offering costs                   4,926               --
      Proceeds from sale of Series A preferred stock, net of offering costs                   4,463               --
      Other long-term liabilities                                                               (55)              10
                                                                                           -------------------------

       Net cash provided by (used in) financing activities                                    9,682              (34)
                                                                                           -------------------------

Net increase (decrease) in cash and cash equivalents                                          3,553           (8,211)
Cash and cash equivalents, beginning of period                                               17,414           23,706
                                                                                           -------------------------
Cash and cash equivalents, end of period                                                   $ 20,967         $ 15,495
                                                                                           =========================

Supplemental disclosures of cash flow information:
      Income taxes paid during the period                                                  $     --         $      2
                                                                                           =========================
      Interest paid during the period                                                      $    855         $     --
                                                                                           =========================
Noncash investing and financing activities:
      Deferred compensation for restricted stock issuances                                 $    393         $    155
                                                                                           =========================
      Business acquisition in exchange for shares of common stock                          $  1,850         $     --
                                                                                           =========================
      Favorable conversion rights on Series B preferred stock and warrants issuance        $  1,728         $     --
                                                                                           =========================
      Favorable conversion rights on Series A preferred stock issuance                     $  3,665         $     --
                                                                                           =========================



See accompanying notes to condensed consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1997 and 1996, and for each of the three years ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on March 31, 1998.

     The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

     A summary of property and equipment follows (in thousands):


                                                          March 31,    December 31,
                                                            1998           1997
                                                        ------------------------
Office equipment and computers                            $ 9,361        $ 9,133
Furniture and fixtures                                      2,316          2,315
Leasehold improvements                                        607            546
                                                        ------------------------
                                                           12,284         11,994
Less accumulated depreciation and amortization              7,465          6,846
                                                        ------------------------
                                                          $ 4,819        $ 5,148
                                                        ========================

ACCRUED EXPENSES

     A summary of accrued expenses follows (in thousands):


                                                          March 31,    December 31,
                                                            1998           1997
                                                        ------------------------
Prepaid royalty payment and accrued interest               $2,612         $3,318
Employee compensation                                       1,738          2,384
Other                                                       1,619          1,489
                                                        ------------------------
                                                           $5,969         $7,191
                                                        ========================

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3:  COMPREHENSIVE LOSS

     Effective January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive loss in interim periods and additional disclosures of the components of comprehensive loss on an annual basis. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three-month periods ended March 31, 1998 and 1997, there were no material differences between the Company's comprehensive loss and net loss.

NOTE 4: LOSS PER SHARE

     The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect. As of March 31, 1998 and 1997, there were approximately 4,903,000 and 3,468,000 stock options outstanding, respectively. As of March 31, 1998, there were 400,000 stock purchase warrants outstanding, 3,629,000 shares of common stock issuable upon the conversion of Series A preferred stock and 1,673,698 shares of common stock issuable upon the conversion of Series B preferred stock.

NOTE 5:  INVESTMENTS IN CONITA TECHNOLOGIES, INC. AND ALTOCOM, INC.

     In January 1998, the Company discontinued operations of its South Carolina office and entered into an agreement with Conita Technologies, Inc. ("Conita"), a company founded by former employees of the South Carolina office. Under the agreement, the Company obtained a minority interest in Conita through the purchase of preferred stock for an aggregate amount of $650,000, $260,000 of which sum was paid upon execution of the agreement.

     In the three-month period ended March 31, 1998, the Company recognized $2,446,000 in other income for consideration received pursuant to an agreement concluded with AltoCom, Inc. ("AltoCom"). During 1997, the Company transferred its software modem technology group to AltoCom. The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing arrangement in exchange for certain consideration, including the assumption by AltoCom of a $2,186,000 obligation to one of the Company's Magic Cap licensees. In April 1998, the Company sold its minority interest in AltoCom for a total of $2,495,000, and recognized a gain of $2,240,000 on the sale.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6:  ACQUISITION OF NETPHONIC COMMUNICATIONS, INC.

     On March 6, 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. ("NetPhonic"), a development stage enterprise, for a total of $2,050,000, which consideration consisted of $200,000 cash and 1,342,524 shares of the Company's common stock. The Company's common stock was issued to NetPhonic shareholders of record as of the date of the transaction. NetPhonic has developed a patent pending voice browser that enables users to access documents from the Web using a touch-tone telephone. The Company plans to incorporate the NetPhonic technology into a future version of its Portico(TM) service. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NetPhonic have been included in the Company's consolidated financial statements as of the date of acquisition. During the three-month period ended March 31, 1998, the Company recognized a $2,050,000 charge for the write-off of in-process research and development in connection with this acquisition.

NOTE 7:  PREFERRED STOCK

     On February 27, 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. The Series A preferred stock is convertible at a rate of 72.58 shares of common stock for each share of Series A preferred stock, subject to adjustment in certain circumstances. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. An adjustment to the accumulated deficit of approximately $3,665,000 was recorded during the three-month period ended March 31, 1998, to recognize the value of favorable conversion rights of Series A preferred stock, representing the difference between the fair market value of the Company's common stock on the date of the agreement of $2.25 and the sale price of $1.24 per common share equivalent.

     On March 3, 1998, the Company entered into a financing transaction with a private investment group that provided $5,000,000 in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. The private investment group was comprised of the following entities: the Halifax Fund, L.P., Heracles Fund, RGC International Investors, LDC, and Themis Partners, L.P. Each share of Series B preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series B preferred stock. Each share of Series B preferred stock is entitled to receive cumulative dividends at 5 1/2% of the Series B preferred stock liquidation preference per annum, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series B preferred stock is $1,000 plus any accrued but unpaid dividends and is payable pari-passu with the Company's Series A preferred stock. Subject to adjustment in certain circumstances, each share of Series B preferred stock is convertible into shares of common stock by dividing the liquidation preference by the lesser of $3.00 or 85% of the lowest sales price per share of common stock during the five trading days prior to conversion. The Company has the right to redeem all Series B preferred stock at 120% of the liquidation preference upon a change of control transaction (as defined in the agreement). The holders of Series B preferred stock have the right to require the Company to redeem any or all Series B preferred stock at 130% of the liquidation preference upon the occurrence of certain events including a change of control transaction, bankruptcy or insolvency of the Company. As part of the financing transaction, the Company issued 400,000 warrants to purchase common stock at a price of $3.38 per share. The warrants have a five-year term and are immediately exercisable.

     The Company has an option to secure an additional $5,000,000 of financing on similar terms, and the holders of Series B preferred stock have the right to invest an additional $2,000,000 on similar terms. Both of these options are subject to certain conditions, including share price, average trading volume and total equity.

     An adjustment to the accumulated deficit of approximately $1,728,000 was recorded in the three-month period ended March 31, 1998, to recognize the value of favorable conversion and exercise rights of Series B preferred stock and warrants, respectively, issued during the period. The adjustment represents the difference between the fair market value of the Company's common stock on the date of the financing transaction of $3.69 and the per share conversion price of $3.00, as well as the value attributable to the warrants.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 8:  COMMITMENTS

PURCHASE COMMITMENT
     During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of handheld communication devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement. The Company has placed $3,300,000 on deposit as security with the financial institution issuing the letter of credit. This commitment is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. Due to favorable changes in the exchange rate, the Company's purchase commitment was valued at $2,631,000 as of March 31, 1998. Management continually assesses the currency risk associated with this commitment and may enter into one or more agreements in the future to mitigate this risk.

LONG-TERM DEBT
     In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (8.75% as of March 31, 1998), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is subject to certain financial covenants measured on a monthly basis and is secured by all of the assets of the Company, including its intellectual property. As of March 31, 1998, the current and noncurrent portions of debt due under this loan were $1,113,000 and $2,887,000, respectively.

NOTE 9: SUBSEQUENT EVENT

     In April 1998, the Company entered into an agreement to purchase telecommunications services at fixed prices for an initial term of three years. The Company is obligated to purchase $13,000,000 in telecommunications services during the three-year period ending April 30, 2001.

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

OVERVIEW
     General Magic, Inc. (the "Company") develops and markets integrated voice and data applications. The Company is currently developing an advanced network service to meet the communication and information management requirements of today's mobile professionals. The first version of the advanced network service is named Portico (TM) (formerly code-named "Serengeti") and is planned for commercial release on July 30, 1998. Portico will allow subscribers to access and respond to information important to their success, either through a leading Web browser or magicTalk (TM), a voice user interface platform. Among other things, Portico is expected to (i) manage the subscriber's inbound and outbound calls; (ii) collect and consolidate the subscriber's email, and notify the subscriber upon receipt of priority messages; (iii) maintain the subscriber's calendar, address book and task list; (iv) collect and forward stock quotes, news and selected public information based on subscriber preferences; and
(v) retrieve press releases and other news and information concerning thousands of publicly traded companies. The Company is also developing and marketing handheld communication devices based on its Magic Cap platform technology. The first of these devices, the DataRover (TM) 840, was commercially released in February 1998, and is intended to meet the data access and communication needs of mobile workers in the health care, utilities and transportation industries.

     The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its Portico service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to focus its efforts as a provider of an advanced network service is predicated on the assumption that in the future, the number of subscribers of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

     For the three-month period ended March 31, 1998, the Company incurred a net loss of $6.4 million, or $0.43 per share, compared to a net loss of $7.8 million, or $0.29 per share, for the three-month period ended March 31, 1997. The net loss per share for the three-month period ended March 31, 1998, included the net loss for the period and $5.4 million in adjustments to the accumulated deficit related to preferred stock and warrants issued during the period with favorable conversion and exercise rights, respectively. Excluding the effect of these adjustments, the loss per share for the period would have been $0.23 per share.

     Revenue for the three-month period ended March 31, 1998, was $1.7 million compared to $489 thousand for the three-month period ended March 31, 1997. The increase in revenue primarily related to a $1.5 million nonrefundable fee from Microsoft Corp. for the license of certain of the Company's technologies. The Company anticipates an increase in total revenue in 1998 compared to 1997 due to the anticipated release of the Portico service and the release of the DataRover 840 device. There can be no assurance that the Portico service will be released on time or at all, or that either the Portico service or the DataRover 840 device will achieve market acceptance. To the extent that either the Portico service or the DataRover 840 device does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially adversely affected.

     Cost of other revenue, which consisted primarily of personnel and equipment costs, was $147 thousand for the three-month period ended March 31, 1998, compared to $312 thousand for the three-month period ended March 31, 1997. This decrease was due to a decline in support services in the period. Cost of revenue is expected to increase in 1998 compared to 1997 as a result of the anticipated release of the Company's Portico service and the release of the DataRover 840 device.

     Research and development expenses for the three-month period ended March 31, 1998, were $5.0 million compared to $5.0 million for the three-month period ended March 31, 1997. The Company expects research and development expenses to increase in 1998 as compared to 1997 in connection with the anticipated release of the Portico service and the release of the DataRover 840 device, as well as the continued development of its products and services.

     Selling, general and administrative expenses for the three-month period ended March 31, 1998, were $3.5 million compared to $4.0 million for the three-month period ended March 31, 1997. The decrease in expenses was primarily due to a decrease in outside professional fees. The Company expects that selling, general and administrative expenses will increase in 1998 compared to 1997 as a result of the anticipated release of the Portico service and the release of the DataRover 840 device, as well as the continued development of market demand and distribution channels for its products and services.

     During the three-month period ended March 31, 1998, the Company recognized a $2.1 million charge for the write-off of acquired in-process research and development in connection with the acquisition of all of the outstanding stock of NetPhonic Communications, Inc., a development stage enterprise. The Company plans to incorporate the NetPhonic technology in a future version of its Portico service.

     Total other income, net, for the three-month period ended March 31, 1998, was $2.7 million compared to $1.0 million for the three-month period ended March 31, 1997. During the three-month period ended March 31, 1998, the Company recognized $2.4 million in other income for consideration received pursuant to an agreement concluded during the period with AltoCom, Inc. ("AltoCom"). During 1997, the Company transferred its software modem technology group to AltoCom. The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing arrangement in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's Magic Cap licensees. Excluding the AltoCom consideration, total other income, net, consisted primarily of interest income and expense. The decrease in interest income was primarily due to the Company's declining cash, cash equivalent and short-term investment balances. Future interest income is likely to decrease as cash equivalents and short-term investments are used to fund the Company's working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $29.4 million as of March 31, 1998, compared to $28.8 million as of December 31, 1997. The cash used for working capital during the period was offset by additional financing received in the period.

     During the three-month period ended March 31, 1998, the Company raised $9.5 million from two financing transactions. The Company received $4.5 million from Microsoft Corp. for the sale of its Series A preferred stock. This investment was convertible into approximately 12% of the outstanding equity of the Company as of the date of the transaction. In addition, the Company received $5.0 million from a private investment group for the sale of its Series B preferred stock. In connection with this transaction, the Company also issued five-year warrants to purchase additional shares of common stock at a premium to the common stock price as of the date of the transaction. The Company has the option to secure an additional $5.0 million of financing on similar terms and the private investment group has the right to invest an additional $2.0 million, also on similar terms. Both of these options are subject to certain conditions, including share price, average trading volume and total equity.

     In connection with its initial strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under five of these agreements, and is subject to the following obligations under the remaining three agreements. The Company must refund to one licensee a prepaid royalty, together with interest, which totaled $2.6 million as of March 31, 1998. This amount will be paid upon demand, and was classified in accrued expenses as of March 31, 1998. The Company has agreed to refund a second licensee the amount of a $1.5 million unrecouped prepaid royalty. The refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. The amount of this refund was classified in other long-term liabilities as of March 31, 1998. Finally, the Company has agreed to refund the third licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of March 31, 1998, this obligation was classified in deferred revenue, noncurrent. There can be no assurance that the third such licensee will develop products that incorporate the Company's Magic Cap technology. Therefore, it is uncertain when prepaid royalties currently classified as noncurrent deferred revenue will be recognized as licensing revenue or if they will be fully recouped.

     During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of DataRover 840 devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement. The Company has placed $3.3 million on deposit as security with the financial institution issuing the letter of credit. This commitment is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. Due to favorable changes in the exchange rate, the Company's commitment was valued at $2.6 million as of March 31, 1998. Management continually assesses the currency risk associated with this commitment and may enter into one or more agreements in the future to mitigate this risk.

     In December 1997, the Company entered into a $4.0 million term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (8.75% as of March 31, 1998), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is subject to certain financial covenants measured on a monthly basis, and is secured by all of the assets of the Company, including its intellectual property. As of March 31, 1998, the current and noncurrent portions of debt due under this loan were $1.1 million and $2.9 million, respectively.

     In January 1998, the Company discontinued operations of its South Carolina office and entered into an agreement with Conita, a company founded by former employees of the South Carolinan office. Under the agreement, the Company obtained a minority interest in Conita through the purchase of preferred stock for an aggregate amount of $650 thousand, $260 thousand of which sum was paid upon execution of the agreement.

     During 1997, the Company transferred its software modem technology group to AltoCom. The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing arrangement in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's Magic Cap licensees. In April 1998, the Company sold its minority interest in AltoCom for a total of $2.5 million, and recognized a gain of $2.2 million on the sale.

     In April 1998, the Company entered into an agreement to purchase telecommunications services at fixed prices for an initial term of three years. The Company is obligated to purchase $13.0 million in telecommunications services during the three-year period ending April 30, 2001.

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

     The Company expects that its cash, cash equivalents and short-term investment balances of $29.4 million as of March 31, 1998, will be adequate to fund the Company's operations for at least the next twelve months. However, the Company will continue to evaluate additional sources of capital. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its new Portico service and DataRover 840 device; the levels of promotion and advertising required to launch and market its products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services. To the extent that the Company needs additional public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, or if the objectives of the Company relative to the release and market acceptance of its Portico service are not achieved, the Company may be required to significantly limit its operations which would have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company raises additional equity financing, further dilution to investors in the Company will result.

     As part of its business strategy, the Company assesses opportunities to enter into joint ventures, to acquire or sell businesses, products or technologies and to engage in other like transactions. The Company has made no significant commitment or agreement with respect to any such transactions at this time.

RISK FACTORS

     In addition to the other information in this Form 10-Q, the following factors should be considered carefully in evaluating the Company and its business before purchasing or selling shares of the Company's stock.

CHANGE IN STRATEGY

     The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its Portico service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to become a provider of an advanced network service is predicated on the assumption that in the future, the number of subscribers to the service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. If the Company's assumption is not accurate, or if the Company is unable to compete as a network service provider, the Company's business, operating results and financial condition will be materially adversely affected.

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

     The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of March 31, 1998, the Company had an accumulated deficit of $159.5 million, with net losses of $6.4 million, $28.4 million, and $45.6 million for the three-month period ended March 31, 1998, and the years ended December 31, 1997 and 1996, respectively.

     Historically, a large percentage of the total revenue earned by the Company to date has been attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. As a consequence of the Company's recent change in business strategy, the Company expects that a significant portion of future revenues will be derived from direct sales of its products and services and not from license fees or royalties. The Company's DataRover 840 device was commercially released in February 1998, and its Portico service is expected to be released by July 30, 1998. However, the Company expects to incur significant losses through 1998. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

LIMITED RESOURCES

     Building the Portico service is a complex process that requires significant engineering and financial resources. Among other things, to implement its Portico service, the Company must develop certain technologies and license other technologies from third parties, establish strategic distribution and development arrangements and undertake a substantial marketing campaign. The Company has limited technical, sales and marketing staffs and there can be no assurance that such personnel will be able to manage and successfully complete all of the tasks necessary to develop and launch the Company's Portico service. In addition, because the Company has generated minimal revenues to date and does not expect to generate substantial revenues in 1998, the Company must conserve cash. As a result, the Company may not be able to fund the marketing efforts required to successfully introduce the service to customers. Alternatively, market acceptance for its Portico service may overwhelm the Company's limited staffs such that the Company is unable to adequately respond to and satisfy customers' demand for the Portico service. The Company's failure to develop and launch its Portico service, or to respond to market demand for its Portico service, will likely have a material adverse effect on the Company's business, operating results and financial condition.

FUTURE CAPITAL REQUIREMENTS AND AVAILABILITY OF ADDITIONAL FINANCING

     In February of 1998, the Company completed a private placement of $4.5 million of Series A Convertible Preferred Stock to Microsoft Corp. In March of 1998, the Company completed a separate private placement of $5.0 million of 5 1/2% Cumulative Convertible Series B Preferred Stock and warrants to institutional investors. The Company has an option to secure an additional $5.0 million of financing from the holders of Series B preferred stock, and the holders of Series B preferred stock have the right to invest an additional $2.0 million. The proceeds of these transactions will be used for working capital purposes. If expenditures required to achieve the Company's plans are greater than projected or if the Company is unable to generate adequate cash flow from sales of its products and services, the Company may need to seek additional sources of capital. The Company has no other commitments or arrangements to obtain any additional funding and there can be no assurance that the Company will be able to obtain such additional funding, if necessary, on acceptable terms or at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the products and services of the Company and may require curtailment of operations of the Company. The failure to raise needed funds on sufficiently favorable terms or at all could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL DILUTIVE EFFECTS

     The number of shares of common stock which may be issued upon conversion of the Series B preferred stock is dependent upon the trading price of the Company's common stock at the time of conversion. If the lowest sales price of the common stock in the five trading days prior to conversion is less than $3.45, the number of shares of common stock issuable upon conversion of the Series B preferred stock will increase.

TECHNOLOGY DEVELOPMENT

     The Company's future success is based substantially upon its ability to develop new technology to enable it to provide as well as bill for the Portico service, and to enhance and extend its existing products and technologies. Software product development schedules are difficult to predict because they involve creative processes, use of new development tools and learning processes associated with development of new technologies, as well as other factors. The Company has in the past experienced delays in its software development efforts and there can be no assurance that the Company will not experience future delays in connection with its current development or future development activities. Delays or difficulties associated with the development of new, and the enhancement of existing, technologies could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, software products as complex as those being developed for the Company's Portico service frequently contain undetected errors or shortcomings, and may fail to perform or to scale as expected. Although the Company has tested and will continue to test its Portico service prior to releasing it, such tests may not accurately simulate actual use of the service by subscribers. As a result, errors may be found in the Portico service after it is commercially released which may result in loss of or a delay in market acceptance of the Company's Portico service.

DISTRIBUTION RISKS

     In connection with the change in its business strategy, the Company must establish and maintain relationships with new distribution channels for its Portico service and DataRover 840 device. The Company believes that in order to successfully market its Portico service, it must, among other things, enter into distribution arrangements with telephony providers such as wireless and wireline carriers, as well as resellers, device manufacturers and Internet service providers. Competition in establishing such relationships is extremely intense. In addition, decisions by such parties, particularly cellular carriers, to enter into a distribution relationship with the Company can entail a lengthy process during which the Company may be required to incur significant expenditures without any assurance of success. There can be no assurance that the Company will succeed in establishing distribution relationships, or that if established, the Company will be able to maintain such relationships or that such relationships will result in sales of the Company's Portico service. The failure of the Company to establish and then successfully maintain distribution relationships for its Portico service will have a material adverse effect on the Company's business, operating results and financial condition.

     The Company plans to distribute the DataRover 840 device through a variety of distribution channels, including a direct sales force, value-added resellers ("VARs") and outside sales representatives. To date, the

Company has established distribution arrangements with one VAR, the Fuld Institute for Technology in Nursing Education. There can be no assurance that the Company will be able to establish distribution relationships with additional VARs and outside sales representatives for its DataRover 840 device. The Company's failure to establish, or if established, successfully maintain such relationships could have a material adverse effect on the Company's business, operating results and financial condition.

LENGTHY SALES CYCLES

     Sales of the Company's DataRover 840 device depend, in significant part, upon the decision of a prospective customer to choose handheld devices as a means of communication for its employees. As a result, the amount of time from the initial contact with a customer to the customer's placement of an order may range from a few weeks to many months, depending on such factors as the amount of time required to test and customize the DataRover 840 device for the particular customer. If a customer decides not to purchase the DataRover 840 device, the Company may not have another opportunity to sell its handheld devices to that customer for a number of years, if at all. For these and other reasons, the Company expects its DataRover 840 device will have a lengthy sales cycle during which the Company may expend substantial funds and significant sales and technical effort. There can be no assurance that the Company's expenditures or efforts during the lengthy sales process with any potential customer will result in sales.

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF THE COMPANY'S SERVICES AND
PRODUCTS

     The Company's future financial performance will depend in large part on the growth in demand for the Portico service by mobile business professionals and other consumers. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for the Company's technologies is subject to a high level of uncertainty. Because the market for the Company's Portico service is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that the market for the Company's Portico service will develop, or that it will not develop more slowly than expected or attract new competitors. In addition, even if a market develops for an advanced network service, there can be no assurance that the markets for the Company's Portico service will develop, or that the Company's Portico service will be adopted. If the market fails to develop, develops more slowly than expected or attracts new competitors, or if the Company's Portico service does not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

DEPENDENCE ON THIRD PARTY TECHNOLOGY AND PRODUCTS

     To develop its Portico service, the Company has incorporated and will continue to incorporate technology developed by third parties. In addition to all the risks associated with the development of complex technologies, the Company has limited control over whether or when such third party technologies will be developed or enhanced. A third party's failure or refusal to timely develop or license the software technology, or the occurrence of errors in such technology, could prevent or delay introduction or market acceptance of the Company's Portico service, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

COMPETITION

     Many of the companies with which the Company competes, or which are expected to offer products or services based on alternatives to the Company's technologies, have substantially greater financial resources, research and development capabilities, sales and marketing staffs, and better developed distribution channels than the Company. There can be no assurance that the services and products that the Company offers will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower cost than those offered by the Company, or which render the Company's Portico service or DataRover 840 device obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's products and services are the availability of the Company's products and services; the quality, performance and functionality of the Portico service and DataRover 840 device developed and marketed by the Company; the effectiveness of the Company in marketing and distributing its products and services; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies, products or services introduced by existing competitors and by new companies entering the market.

EXTREME VOLATILITY OF STOCK PRICE

     Like the stock of other high technology companies, the market price of the Company's common stock has been and may continue to be extremely volatile. Since its initial public offering in February 1995, the market price of the Company's common stock has ranged from a high of $26.625 to a low of $0.938 per share. Factors such as quarterly fluctuations in the Company's results of operations or the announcements of technological innovations or strategic alliances or the introduction of new products or services by the Company or its competitors may have a significant impact on the market price of the Company's common stock.

INTELLECTUAL PROPERTY

     The Company seeks to protect its proprietary information and technology through contractual confidentiality provisions and the application for United States and foreign patents, trademarks and copyrights. There can be no assurance of patents, trademarks or copyrights or that third parties will not seek to challenge, invalidate or circumvent such applications or resulting patents, trademarks or copyrights. Additionally, competitors may independently develop equivalent or superior, non-infringing technologies. The Company's revenue could be adversely affected to the extent that such technologies avoid infringement of the Company's patents. Furthermore, there can be no assurance that third parties will not assert claims of infringement of intellectual property rights against the Company and that such claims will not lead to litigation and/or require the Company to significantly modify or even discontinue sales of certain of its products or services. Any such event may have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL SECURITY ISSUES

     The implementation of the Portico service poses several security issues, including the possibility of break-ins and other similar disruptions. The Company intends to incorporate authentication, encryption and other security technologies in its Portico service. However, there can be no assurance that such technologies will be adequate to prevent break-ins. In addition, as is generally known, weaknesses in the medium by which users may access the Company's Portico service, including the Internet, telephones, cellular phones and other wireless devices, may compromise the security of the confidential electronic information accessed from the Portico service. There can be no assurance that the Company will be able to provide a safe and secure service. The Company's failure to provide a secure service may result in significant liability to the Company and may deter potential users of the service. The Company intends to limit its liability to users, including liability arising from failure of the authentication, encryption and other security technologies that will be incorporated into its Portico service, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that security vulnerabilities and weaknesses will not be discovered in the Company's Portico service or licensed technology incorporated into such service or in the mediums by which subscribers access the Portico service. Any security problems in the Portico service or the licensed technology incorporated in such service may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may limit the number of subscribers of the Portico service and may cause interruptions or delays in the development and completion of, or the cessation of, the Company's service. Any such expenditures, lawsuits, reduction of subscribers, interruptions or delays in the development and commercial release of the Portico service, or the cessation of such service by the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

PERSONNEL

     The Company must continue to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and there can be no assurance that key Company management, engineering, marketing, sales, administrative, and customer support personnel will remain employed by the Company, or that the Company will be able to attract sufficient additional personnel to execute its business plan. The Company experienced significant attrition of engineering, marketing, administrative and sales personnel during the latter part of 1996 and the first half of 1997, including an approximate one-half reduction in its workforce between October 1996 and January 1997. These reductions adversely affected, and may in the future adversely affect, the Company's ability to attract, retain and motivate qualified personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. Failure to attract or retain qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE

     The communications technology market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render the Company's products or services obsolete and unmarketable. The Company's future success will depend upon its ability to timely develop and introduce new products and services, including the Portico service, as well as enhancements to such products and services, to keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of the user. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to timely develop and introduce new products and services in response to changing market conditions or consumer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

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

YEAR 2000 COMPLIANCE

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, operating results and financial condition. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

SINGLE CALIFORNIA LOCATION

     Currently, the Company's only network operations center is located at its headquarters in Sunnyvale, California. Operation of the Portico service is dependent in part upon the Company's ability to protect the network operations center against physical damage from power outages, telecommunications failures, physical break-ins and other similar events. In addition Northern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and pose physical risks to the Company's property. The Company presently does not have redundant, multiple site capacity in the event of a technical failure of its Portico service or a natural disaster. In the event of such a failure or disaster, the Company's business, operating results and financial condition could be materially adversely affected.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1998

                           Part II--Other Information

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES

        Information with respect to this item is incorporated by reference to
Part I - Item 1 - Notes 6 and 7 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The securities issued by the Company in each of the transactions described therein were not registered under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibit is filed with this report:

                  27.1   Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE  May 15, 1998                             /s/ STEVEN MARKMAN
    ---------------------             ----------------------------------------
                                Name:                 Steven Markman
                                Title:      Chairman and Chief Executive
                                        Officer (Principal Executive Officer)




DATE:  May 15, 1998                            /s/ JAMES P. MCCORMICK
    ---------------------             ----------------------------------------
                                Name:            James P. McCormick
                                Title:         Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

27.1           Financial Data Schedule