Form 10-Q
period 1998-06-30
GENERAL MAGIC INC
filed 1998-08-14
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ending June 30, 1998

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

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   30,043,736 shares of the Registrant's Common Stock, $0.001 par value, were outstanding as of July 31, 1998.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1998

CONTENTS

Item Number                                                                                              Page
-----------                                                                                              ----
                                         PART I: FINANCIAL INFORMATION

Item 1.      Financial Statements

             a.  Condensed Consolidated Balance Sheets - June 30, 1998, and December 31, 1997              3

             b.  Condensed Consolidated Statements of Operations - Three-Month Periods Ended
                 June 30, 1998, and 1997 and Six-Month Periods Ended  June 30, 1998 and 1997               4

             c.  Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
                 June 30, 1998 and 1997                                                                    5

             d.  Notes to Condensed Consolidated Financial Statements                                      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.                                  22

                                           PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                            23

Item 2.      Changes in Securities and Use of Proceeds                                                    23

Item 3.      Defaults Upon Senior Securities                                                              23

Item 4.      Submission of Matters to a Vote of Security Holders                                          23

Item 5.      Other Information                                                                            24

Item 6.      Exhibits and Reports on Form 8-K                                                             24

Signatures                                                                                                25

Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                June 30,        December 31,
ASSETS                                                            1998             1997
                                                               ----------       -----------
Current assets:
  Cash and cash equivalents (including restricted cash of
    $3,103 and $3,300 in 1998 and 1997)                        $   40,042       $   17,414
  Short-term investments                                           17,501           11,387
  Other current assets                                              2,066            1,206
                                                               ----------       ----------
        Total current assets                                       59,609           30,007
                                                               ----------       ----------

Property and equipment, net                                         5,833            5,148
Other assets                                                        1,647            1,142
                                                               ----------       ----------
                                                               $   67,089       $   36,297
                                                               ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $    1,096       $      952
  Accrued expenses                                                  7,327            7,191
  Current portion of long-term debt                                 1,651              801
  Other current liabilities                                           104              224
                                                               ----------       ----------
        Total current liabilities                                  10,178            9,168

Deferred revenue, noncurrent                                        2,000            4,186
Long-term debt                                                      4,032            3,199
Other long-term liabilities                                         2,321            2,446
                                                               ----------       ----------
        Total liabilities                                          18,531           18,999
                                                               ----------       ----------
Commitments

Redeemable, convertible Series C preferred stock, $0.001
par value
  Stated at involuntary liquidation preference
  Authorized:  3 shares
  Issued and outstanding:  1998 - 3; 1997 - None                   39,032               --
Redeemable, convertible Series B preferred stock, $0.001
par value
  Stated at involuntary liquidation preference
  Authorized:  12 shares
  Issued and outstanding:  1998 - 6; 1997 - None                    7,374               --

Stockholders' equity:
  Convertible Series A preferred stock, $0.001 par value
    Liquidation preference: 1998 - $4,500; 1997 - None
    Authorized:  50 shares
    Issued and outstanding:  1998 - 50; 1997 - None                    --               --
  Preferred stock, $0.001 par value
    Authorized:  438 shares
    Issued and outstanding:  1997 and 1996 - None                      --               --
  Common stock, $0.001 par value
    Authorized:  60,000 shares
    Issued and outstanding:  1998 - 29,860; 1997 - 26,892              30               27
  Additional paid-in capital                                      185,581          165,039
  Deferred compensation                                              (110)             (58)
  Accumulated other comprehensive loss                                 (2)               7
  Deficit accumulated during development stage                   (183,308)        (147,717)
                                                               ----------       ----------
                                                                    2,191           17,298
     Less  treasury stock, at cost:  1998 - 23; 1997 - 0              (39)              --
                                                               ----------       ----------
        Total stockholders' equity                                  2,152           17,298
                                                               ----------       ----------
                                                               $   67,089       $   36,297
                                                               ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three-Month                     Six-Month
                                                     Periods Ended                 Periods Ended
                                                        June 30,                      June 30,
                                                 -----------------------       -----------------------
                                                   1998           1997           1998           1997
                                                 --------       --------       --------       --------
Revenue:
    Licensing revenue                            $      4       $     59       $  1,514       $    210
    Other revenue                                      87            238            272            576
                                                 --------       --------       --------       --------
Total revenue                                          91            297          1,786            786
                                                 --------       --------       --------       --------
Costs and expenses:
    Cost of other revenue                              51            225            198            537
    Research and development                        5,591          4,455         10,640          9,435
    Sales, general and administrative               4,302          2,978          7,844          7,009
    Write-off of in-process research and
      development                                      --             --          2,050             --
                                                 --------       --------       --------       --------
Total costs and expenses                            9,944          7,658         20,732         16,981
                                                 --------       --------       --------       --------
Loss from operations                               (9,853)        (7,361)       (18,946)       (16,195)

Total other income, net                             2,535            654          5,205          1,687
                                                 --------       --------       --------       --------
Loss before income taxes                           (7,318)        (6,707)       (13,741)       (14,508)

Income taxes                                           19              7             19              9
                                                 --------       --------       --------       --------
Net loss                                           (7,337)        (6,714)       (13,760)       (14,517)

Favorable conversion rights on  convertible
  Series A preferred stock issuance                    --             --         (3,665)            --
Favorable conversion rights on redeemable,
  convertible Series B preferred stock and
  warrants issuance and preferred stock
  dividend                                         (6,422)            --         (8,150)            --
Favorable redemption rights on redeemable,
  convertible Series C preferred stock
  issuance                                        (10,016)            --        (10,016)            --
                                                 ========       ========       ========       ========
Loss applicable to common stockholders           $(23,775)      $ (6,714)      $(35,591)      $(14,517)
                                                 ========       ========       ========       ========
Basic and diluted loss per share                 $  (0.82)      $  (0.25)      $  (1.26)      $  (0.54)
                                                 ========       ========       ========       ========
Shares used in computing basic and diluted
  loss per share                                   29,104         26,782         28,258         26,678
                                                 ========       ========       ========       ========

See accompanying notes to condensed consolidated financial statement

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Six-Month Periods Ended
                                                                               June 30,
                                                                       -------------------------
                                                                         1998             1997
                                                                       --------         --------
Cash flows from operating activities:
Net loss                                                               $(13,760)        $(14,517)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                          1,440            1,476
    Amortization of deferred gain from sale and leaseback
      financing                                                              --              (48)
    Deferred revenue                                                     (2,186)            (225)
    Amortization of deferred compensation                                   341               58
    Write-off of in-process research and development                      1,850               --
Changes in items affecting operations:
    Other current assets                                                   (860)             332
    Accounts payable and accrued expenses                                   280           (4,540)
                                                                       --------         --------
     Net cash used in operating activities                              (12,895)         (17,464)
                                                                       --------         --------
Cash flows from investing activities:
    Purchases of short-term investments                                 (18,260)         (47,999)
    Proceeds from sales and maturities of short-term
      investments                                                        12,137           56,190
    Purchases of property and equipment                                  (2,233)            (283)
    Other assets                                                           (397)            (929)
                                                                       --------         --------
     Net cash provided by (used in) investing activities                 (8,753)           6,979
                                                                       --------         --------
Cash flows from financing activities:
    Repayment of capital lease obligations                                 (150)            (475)
    Proceeds from issuance of debt                                        1,905               --
    Repayment of debt                                                      (222)              --
    Proceeds from sale of common stock                                    1,981              263
    Purchase of treasury stock                                              (39)              --
    Proceeds from sale of Series A preferred stock, net of
      offering costs                                                      4,463               --
    Proceeds from sale of Series B preferred stock, net of
      offering costs                                                      6,915               --
    Proceeds from sale of Series C preferred stock, net of
      offering costs                                                     29,518               --
    Other long-term liabilities                                             (95)            (131)
                                                                       --------         --------
     Net cash provided by (used in) financing activities                 44,276             (343)
                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents                     22,628          (10,828)
Cash and cash equivalents, beginning of period                           17,414           23,706
                                                                       --------         --------
Cash and cash equivalents, end of period                               $ 40,042         $ 12,878
                                                                       ========         ========
Supplemental disclosures of cash flow information:
    Income taxes paid during the period                                $     19         $      7
                                                                       ========         ========
    Interest paid during the period                                    $    241         $     --
                                                                       ========         ========

Noncash investing and financing activities:
    Deferred compensation for restricted stock issuances               $    393         $    155
                                                                       ========         ========
    Business acquisition in exchange for shares of common
      stock                                                            $  1,850         $     --
                                                                       ========         ========
    Favorable conversion rights on Series A preferred stock
      issuance                                                         $  3,665         $     --
                                                                       ========         ========
    Favorable redemption and conversion rights on Series B
      preferred stock and warrants issuance                            $  8,150         $     --
                                                                       ========         ========
    Series B preferred stock conversion to common stock                $  1,842         $     --
                                                                       ========         ========
    Favorable redemption rights on Series C preferred stock
      issuance                                                         $ 10,016         $     --
                                                                       ========         ========
    Reclassification of prepaid royalties from deferred
      revenue to other long-term liabilities                           $     --         $  1,500
                                                                       ========         ========

See accompanying notes to condensed consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on March 31, 1998.

   The results of operations for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

   A summary of property and equipment follows (in thousands):

                                                     June 30,     December 31,
                                                       1998           1997
                                                     --------     ------------
Office equipment and computers                        $11,025        $ 9,133
Furniture and fixtures                                  2,336          2,315
Leasehold improvements                                    673            546
                                                      -------        -------
                                                       14,034         11,994
Less accumulated depreciation and amortization          8,201          6,846
                                                      -------        -------
                                                      $ 5,833        $ 5,148
                                                      =======        =======

ACCRUED EXPENSES

   A summary of accrued expenses follows (in thousands):

                                                   June 30,    December 31,
                                                     1998          1997
                                                   --------    ------------
Prepaid royalty payment and accrued interest        $2,647        $3,318
Employee compensation                                2,806         2,384
Other                                                1,874         1,489
                                                    ------        ------
                                                    $7,327        $7,191
                                                    ======        ======

NOTE 3: COMPREHENSIVE LOSS

   Effective January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive loss in interim periods and additional disclosures of the components of comprehensive loss on an annual basis. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three-month and six-month periods ended June 30, 1998 and 1997 there were no material differences between the Company's comprehensive loss and net loss.

NOTE 4:  NET LOSS PER SHARE

   The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect. As of June 30, 1998 and 1997 there were approximately 4,330,000 and 4,563,000 stock options outstanding, respectively. As of June 30, 1998, there were 710,000 stock purchase warrants outstanding, 3,629,000 shares of common stock issuable upon the conversion of Series A preferred stock, 1,891,000 shares of common stock issuable upon the conversion of Series B preferred stock, and 2,788,000 shares of common stock issuable upon the conversion of Series C preferred stock.

NOTE 5:  INVESTMENTS IN CONITA TECHNOLOGIES, INC. AND ALTOCOM, INC.

   In January 1998, the Company discontinued operations of its South Carolina office and entered into an agreement with Conita Technologies, Inc. ("Conita"), a company founded by former employees of the South Carolina office. Under the agreement, the Company obtained a minority interest in Conita through the purchase of preferred stock for an aggregate amount of $650,000. As of June 30, 1998, $195,000 was remaining to be paid of the original $650,000 commitment.

   During the three-month period ended June 30, 1998, the Company recognized a $2.2 million gain in connection with the sale of its minority interest in AltoCom, Inc. ("AltoCom"). In the three-month period ended March 31, 1998, the Company also recognized $2.4 million in other income for consideration received pursuant to an agreement concluded during the quarter with AltoCom. During 1997, the Company transferred its software modem technology group to AltoCom. The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing agreement in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's legacy partners. In the three-month period ended June 30, 1998, the Company sold its minority interest in AltoCom.

NOTE 6:  ACQUISITION OF NETPHONIC COMMUNICATION, INC.

   On March 6, 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. ("NetPhonic"), a development stage enterprise, for a total of $2,050,000, which consideration consisted of $200,000 cash and 1,342,524 shares of the Company's common stock. The Company's common stock was issued to NetPhonic shareholders of record as of the date of the transaction. NetPhonic has developed a patent-pending voice browser that enables users to access documents from the Web using a touch-tone telephone. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NetPhonic have been included in the Company's condensed consolidated financial statements as of the date of acquisition. During the six-month period ended June 30,

1998, the Company recognized a $2,050,000 charge for the write-off of in-process research and development in connection with this acquisition.

NOTE 7: PREFERRED STOCK

   On February 27, 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of June 30, 1998, was $1.24. As of June 30, 1998, 3,629,000 shares of the Company's common stock were issuable upon conversion of Series A preferred stock, representing 8.4% of the Company's outstanding common stock and common stock equivalents on a fully diluted basis.

   On March 3, 1998, the Company entered into a financing transaction with a private investment group that provided $5,000,000 in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. Each share of Series B preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series B preferred stock. Each share of Series B preferred stock is entitled to receive cumulative dividends at 5 1/2% per annum of the liquidation preference of the Series B preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series B preferred stock is $1,000 per share plus any accrued but unpaid dividends and is payable pari-passu with the Company's Series A preferred stock. Subject to adjustment in certain circumstances, each share of Series B preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $3.00 or 85% of the lowest sales price per share of common stock during the five trading days prior to conversion. The holders of Series B preferred stock have the right to require the Company to redeem any or all Series B preferred stock at 130% of the liquidation preference upon the occurrence of certain events, including a change of control transaction, bankruptcy or insolvency of the Company. The Company has the right to redeem all Series B preferred stock at 120% of the liquidation preference upon a change of control transaction. As part of the financing transaction, the Company issued warrants to acquire 400,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable.

   On June 25, 1998, for an aggregate purchase price of $2,000,000, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. The holders of Series B preferred stock also agreed to convert at least 2,500 then outstanding share of Series B preferred stock into common stock. The Company waived its rights to require the holders of the Series B preferred stock to purchase an additional 5,000 shares of Series B preferred stock and warrants to acquire 400,000 shares of common stock. As of June 30, 1998, a total of 2,451,000 shares of common stock were issuable upon the conversion of all Series B preferred stock and associated warrants, representing 5.7% of the Company's outstanding common stock and common stock equivalents on a fully diluted basis.

   On June 25, 1998, the Company entered into a financing transaction with a private investment group that provided $30,000,000 in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. Each share of Series C preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series C preferred stock. Each share of Series C preferred stock is entitled to receive cumulative dividends at 5% per annum of the stated value of the Series C preferred stock ($10,000 per share), which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series C preferred stock is $10,000 per share plus any accrued but unpaid dividends and penalties, and is payable pari-passu with the Series A and Series B preferred stock. Subject to adjustment in certain circumstances, each share of Series C preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $19.49 or the average of the four lowest closing bid prices per share of the Company's common stock for the 20 trading days prior to the conversion date which, as of June 30, 1998, was $10.77. As of June 30, 1998, a total of 2,938,000 shares of the Company's common stock were issuable upon the conversion of the Series C preferred stock and associated warrants, representing 6.8% of the Company's outstanding common stock and common stock equivalents on a fully diluted basis. However, with limited exceptions, the Series C preferred stock is not convertible into common stock until five months after the date of issuance. In certain circumstances (including upon a change of control transaction, the transfer of substantially all of the assets of the Company, or a tender offer made to and accepted by holders of more than 50% of the outstanding common stock of the Company), the holders of Series C preferred stock may require the Company to redeem any or all of the then outstanding Series C preferred stock at 130% of the liquidation preference and, in more limited circumstances (relating to the registration and listing of the common stock of the Company issuable upon conversion of the Series C preferred stock and the Company's timely conversion of such shares), may require the Company to redeem any or all of the then outstanding Series C preferred stock at the greater of 130% of the liquidation preference or the then applicable closing bid price per common share equivalent. Upon submission of Series C preferred stock for conversion at a conversion price of less than $5.00, the Company has the option to redeem any or all of such shares at 110% of the liquidation price. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable.

Adjustments to accumulated deficit of approximately $3,665,000 were recorded during the six-month period ended June 30, 1998, to recognize the value of favorable conversion rights associated with Series A preferred stock issued during the period, representing the difference between the fair market value of the Company's common stock on the date of the agreement of $2.25 and the sale price of $1.24 per common share equivalent. Adjustments to the accumulated deficit of approximately $8,150,000 were recorded in the six-month period ended June 30, 1998, to recognize the value of favorable conversion and exercise rights of both sales associated with Series B preferred stock and related warrants, respectively, issued during the period. The adjustments principally represent the difference between the fair market value of the Company's common stock on the date of the financing transactions of $3.69 at March 3, 1998, and $12.50 at June 25, 1998, and the per share conversion price of $3.00. Adjustments to the accumulated deficit of approximately $10,016,000 were recorded in the six-month period ended June 30, 1998, to recognize the value of the favorable redemption rights associated with Series C preferred stock. The adjustments principally represent the difference between the redemption value (130% of the liquidation preference) and the amount of the liquidation preference.

NOTE 8: COMMITMENTS

   PURCHASE COMMITMENTS

   In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is obligated to purchase $13,000,000 in telecommunications services during the three-year period ending April 30, 2001. The charges underlying this commitment will be expensed in the periods in which they occur.

   During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of handheld communication devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement. The Company has $3,103,000 on deposit as security with the financial institution issuing the letter of credit. This commitment is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. Due to favorable changes in the exchange rate and partial performance of the contract, the Company's purchase commitment was valued at $2,248,000 as of June 30, 1998.

   LONG-TERM DEBT

   In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (8.5% as of June 30, 1998), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property.

   In June 1998, the Company secured a $3,000,000 term loan facility with the same financial institution. The loan bears interest at the financial institution's prime rate (8.5% as of June 30, 1998), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including intellectual property. As of June 30, 1998, $1,905,000 was outstanding under this term loan facility.

   As of June 30, 1998, the current and non-current portions due under these loans were $1.7 million and $4.0 million, respectively.

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

OVERVIEW

   General Magic, Inc. (the "Company") develops and markets integrated voice and data applications. The Company is currently developing an advanced network service to meet the communication and information management requirements of today's mobile professionals. The advanced network service is named Portico(TM) and was commercially released on July 30, 1998. Portico allows subscribers to access and respond to information, either through magicTalk(TM), the Company's intelligent voice user interface platform, or through a leading Web browser. Among other things, Portico (i) manages the subscriber's inbound and outbound calls; (ii) collects and consolidates the subscriber's email, and notifies the subscriber upon receipt; (iii) maintains the subscriber's calendar, address book and task list; (iv) collects and forwards stock quotes, selected news and information based on subscriber preferences; and (v) retrieves press releases and other news and information concerning thousands of publicly traded companies. The Company is also developing and marketing handheld communication devices based on its Magic Cap platform technology. The first of these devices, the DataRover 840, was commercially released in February 1998, and is intended to meet the data capture and data access needs of mobile workers in the health care, utilities and transportation industries.

   The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, continue to develop and enhance its Portico service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to focus its efforts as a provider of an advanced network service is predicated on the assumption that in the future, the number of subscribers of the Company's network service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

   For the three-month period ended June 30, 1998, the Company incurred a net loss of $7.3 million, or $0.82 per share, compared to a net loss of $6.7 million, or $0.25 per share, for the three-month period ended June 30, 1997. The net loss per share for the three-month period ended June 30, 1998, included the net loss for the period and $16.4 million in adjustments to accumulated deficit related to preferred stock with favorable conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per share for the period would have been $0.25 per share. For the six-month period ended June 30, 1998, the net loss was $1.26 per share compared to the loss of $0.54 per share recorded for the same period in 1997. The net loss per share for the six-month period ended June 30, 1998, included the net loss for the period and $21.8 million in adjustments to accumulated deficit related to preferred stock with favorable conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per share for the period would have been $0.49 per share.

   Revenue for the three-month period ended June 30, 1998, was $91 thousand compared to $297 thousand for the three-month period ended June 30, 1997. For the six-month period ended June 30, 1998, revenues were $1.8 million compared to $786 thousand for the same period in 1997. The decrease in revenue for the three-month period ended June 30, 1998, compared to the same period in 1997 is due to the continued decline in licensing fees and support services related to the Company's Magic Cap software technology. The increase in revenue for the six-month period ended June 30, 1998, compared to the same period in 1997 is primarily attributable to a $1.5 million nonrefundable fee from Microsoft Corp. for the license of certain of the Company's technologies. The Company anticipates a modest increase in total revenue in 1998 compared to 1997 due to the Microsoft license, as well as the release of both the DataRover 840 device and the Portico service. There can be no assurance that the Portico service or the DataRover 840 device will achieve market acceptance. To the extent that the Portico service does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially adversely affected.

   Cost of other revenue, which consisted primarily of personnel costs, was $51 thousand for the three-month period ended June 30, 1998, compared to $225 thousand for the same three-month period last year. For the six-month period ended June 30, 1998, cost of other revenue was $198 thousand compared to $537 thousand for the same period in 1997. This decrease in both the three and six-month periods was due to a decline in support services in both of the periods. Cost of revenue is expected to increase in 1998 compared to 1997 as a result of the costs associated with the Company's Portico service and sales of the DataRover 840 device.

   Research and development expenses for the three-month period ended June 30, 1998, were $5.6 million compared to $4.5 million for the three-month period ended June 30, 1997. For the six-month period ended June 30, 1998, research and development expenses were $10.6 million compared to $9.4 million for the same period in 1997. The Company expects that these expenses will continue to increase in 1998 and as compared to 1997 in connection with the research and continued development of enhancements for both the Portico service and the DataRover 840 device.

   Selling, general and administrative expenses for the three-month period ended June 30, 1998, were $4.3 million compared to $3.0 million for the three-month period ended June 30, 1997. For the six-month period ended June 30, 1998, selling, general and administrative expenses were $7.8 million compared to $7.0 million for the same period in 1997. The increase in both the three and six month periods is attributable to staffing increases and additional marketing expenses to support the progressive roll-out of the Portico service. The Company expects selling, general and administrative expenses to continue to increase in 1998 and as compared to 1997 in connection with its continued efforts to develop market demand and distribution channels for its products and services.

   During the six-month period ended June 30, 1998, the Company recognized a $2.1 million charge for the write-off of acquired in-process research and development in connection with the acquisition of all the outstanding stock of NetPhonic Communications, Inc., a development stage enterprise.

   Total other income, net, for the three-month period ended June 30, 1998, was $2.5 million compared to $654 thousand for the three-month period ended June 30, 1997. For the six-month period ended June 30, 1998, total other income, net, was $5.2 million compared to $1.7 million for the same period in 1997. During the three-month period ended June 30, 1998, the Company recognized a $2.2 million gain in connection with the sale of its minority interest in AltoCom, Inc. ("AltoCom"). In the three-month period ended March 31, 1998, the Company also recognized $2.4 million in other income for consideration received pursuant to an agreement concluded during the quarter with AltoCom. During 1997, the Company transferred its software modem technology group to AltoCom. The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing agreement in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's legacy partners. In the three-month period ended June 30, 1998, the Company sold its minority interest in AltoCom.

   Excluding the AltoCom consideration, total other income, net, consisted primarily of interest income and expense. Interest income decreased in both the three- and six-month periods ended June 30, 1998, due to the decline in the weighted average cash and cash equivalent balances during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $57.5 million as of June 30, 1998, up from the $28.8 million as of December 31, 1997.

   On February 27, 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50 thousand shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4.5 million. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of June 30, 1998, was $1.24. As of June 30, 1998, 3.6 million shares of the Company's common stock were issuable upon conversion of Series A preferred stock, representing 8.4% of the Company's outstanding common stock and common stock equivalents on a fully diluted basis.

   On March 3, 1998, the Company entered into a financing transaction with a private investment group that provided $5.0 million in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. Each share of Series B preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series B preferred stock. Each share of Series B preferred stock is entitled to receive cumulative dividends at 5 1/2% per annum of the liquidation preference of the Series B preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series B preferred stock is $1,000 per share plus any accrued but unpaid dividends and is payable pari-passu with the Company's Series A preferred stock. Subject to adjustment in certain circumstances, each share of Series B preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $3.00 or 85% of the lowest sales price per share of common stock during the five trading days prior to conversion. The holders of Series B preferred stock have the right to require the Company to redeem any or all Series B preferred stock at 130% of the liquidation preference upon the occurrence of certain events, including a change of control transaction, bankruptcy or insolvency of the Company. The Company has the right to redeem all Series B preferred stock at 120% of the liquidation preference upon a change of control transaction. As part of the financing transaction, the Company issued warrants to acquire 400 thousand shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable.

   On June 25, 1998, for an aggregate purchase price of $2.0 million, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160 thousand shares of the Company's common stock at an exercise price of $18.75 per share. The holders of Series B preferred stock also agreed to convert at least 2,500 then outstanding share of Series B preferred stock into common stock. The Company waived its rights to require the holders of the Series B preferred stock to purchase an additional 5,000 shares of Series B preferred stock and warrants to acquire 400 thousand shares of common stock. As of June 30, 1998, a total of 2.5 million shares of common stock were issuable upon the conversion of all Series B preferred stock and associated warrants, representing 5.7% of the Company's outstanding common stock and common stock equivalents on a fully diluted basis.

   On June 25, 1998, the Company entered into a financing transaction with a private investment group that provided $30.0 million in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. Each share of Series C preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series C preferred stock. Each share of Series C preferred stock is entitled to receive cumulative dividends at 5% per annum of the stated value of the Series C preferred stock ($10 thousand per share), which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series C preferred stock is $10 thousand per share plus any accrued but unpaid dividends and penalties, and is payable pari-passu with the Series A and Series B preferred stock. Subject to adjustment in certain circumstances, each share of Series C preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $19.49 or the average of the four lowest closing bid prices per share of the Company's common stock for the 20 trading days prior to the conversion date which, as of June 30, 1998, was $10.77. As of June 30, 1998, a total of 2.9 million shares of the Company's common stock were issuable upon the conversion of the Series C preferred stock and associated warrants, representing 6.8% of the Company's outstanding common stock and common stock equivalents on a fully diluted basis. However, with limited exceptions, the Series C preferred stock is not convertible into common stock until five months after the date of issuance. In certain circumstances (including upon a change of control transaction, the transfer of substantially all of the assets of the Company, or a tender offer made to and accepted by holders of more than 50% of the outstanding common stock of the Company), the holders of Series C preferred stock may require the Company to redeem any or all of the then outstanding Series C preferred stock at 130% of the liquidation preference and, in more limited circumstances (relating to the registration and listing of the common stock of the Company issuable upon conversion of the Series C preferred stock and the Company's timely conversion of such shares), may require the Company to redeem any or all of the then outstanding Series C preferred stock at the greater of 130% of the liquidation preference or the then applicable closing bid price per common share equivalent. Upon submission of Series C preferred stock for conversion at a conversion price of less than $5.00, the Company has the option to redeem any or all of such shares at 110% of the liquidation price. As part of the financing transaction, the Company issued warrants to acquire 150 thousand shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable.

   Adjustments to accumulated deficit of approximately $3.7 million were recorded during the six-month period ended June 30, 1998, to recognize the value of favorable conversion rights associated with Series A preferred stock issued during the period, representing the difference between the fair market value of the Company's common stock on the date of the agreement of $2.25 and the sale price of $1.24 per common share equivalent. Adjustments to the accumulated deficit of approximately $8.2 million were recorded in the six-month period ended June 30, 1998, to recognize the value of favorable conversion and exercise rights of both sales associated with Series B preferred stock and related warrants, respectively, issued during the period. The adjustments principally represent the difference between the fair market value of the Company's common stock on the date of the financing transactions of $3.69 at March 3, 1998, and $12.50 at June 25, 1998, and the
per share conversion price of $3.00. Adjustments to the accumulated deficit of approximately $10.0 million were recorded in the six-month period ended June 30, 1998, to recognize the value of the favorable redemption rights associated with Series C preferred stock. The adjustments principally represent the difference between the redemption value (130% of the liquidation preference) and the amount of the liquidation preference.

   In December 1997, the Company entered into a $4.0 million term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (8.5% as of June 30, 1998), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property.

   In June 1998, the Company secured a $3.0 million term loan facility with the same financial institution. The loan bears interest at the financial institution's prime rate (8.5% as of June 30, 1998), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including intellectual property. As of June 30, 1998, $1.9 million was outstanding under this term loan facility.

   As of June 30, 1998, the current and non-current portions due under these loans were $1.7 million and $4.0 million, respectively.

   In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is obligated to purchase $13.0 million in telecommunications services during the three-year period ending April 30, 2001. The charges underlying this commitment will be expensed in the periods in which they occur.

   During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of DataRover 840 devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement. As of June 30, 1998, the Company had $3.1 million on deposit as security with the financial institution issuing the letter of credit. This commitment is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. Due to favorable changes in the exchange rate, the Company's commitment was valued at $2.2 million as of June 30, 1998. Management continually assesses the currency risk associated with this commitment and may enter into one or more agreements in the future to mitigate this risk.

   In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under five of these agreements, and is subject to the following obligations under the remaining three agreements. The Company must refund to one licensee a prepaid royalty, together with interest, which totaled $2.6 million as of June 30, 1998. This amount will be paid upon demand, and was classified in accrued expenses as of June 30, 1998. The Company has agreed to refund a second licensee the amount of a $1.5 million unrecouped prepaid royalty. The refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. The amount of this refund was classified in other long-term liabilities as of June 30, 1998. Finally, the Company has agreed to refund the third licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of June 30, 1998, this obligation was classified in deferred revenue, noncurrent. There can be no assurance that the third such licensee will develop products that incorporate the Company's Magic

Cap technology. It is uncertain when prepaid royalties currently classified as noncurrent deferred revenue will be recognized as licensing revenue or if they will ever be fully recouped.

    The Company uses a significant number of computer systems and software applications in its internal operations, and in its products and services. To the extent that these systems and applications are unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even replacement of such systems and applications may be necessary. The Company is in the process of identifying its systems and applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems and applications, coupled with the Company's ongoing efforts to upgrade or replace business critical systems and applications as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse effect on the Company's business, operating results or financial condition. However, the Company is still analyzing its systems and applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update or that potential systems interruptions would not have a material adverse effect on the Company's business, operating results or financial condition. In addition, the Company is currently evaluating whether the systems of other companies on which the Company relies, including its customers and suppliers, will be "Year 2000" compliant. There can be no assurance that a failure by another company to be "Year 2000" compliant would not have a material adverse effect on the Company's business, operating results or financial condition.

   The Company expects that its cash, cash equivalents and short-term investment balances of $57.5 million as of June 30, 1998, will be adequate to fund the Company's operations through 1999. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its new Portico service and DataRover 840 device; the equipment requirements to support the network operations for the Portico service; the levels of promotion and advertising required to launch and market its products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services. To the extent that the Company needs additional public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, or if the objectives of the Company relative to the market acceptance of its Portico service are not achieved, the Company may be required to significantly limit its operations which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

CHANGE IN STRATEGY

   The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, continue to develop and enhance the Portico service, enter into strategic development and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company's decision to become a provider of an advanced network service is predicated on the assumption that in the future, the number of subscribers to the service will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a network service provider. If the Company's assumption is not accurate, or if the Company is unable to compete as a network service provider, the Company's business, operating results and financial condition will be materially adversely affected.

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

   The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of June 30, 1998, the Company had an accumulated deficit of $183.3 million, with net losses of $13.8 million, $28.4 million, and $45.6 million for the six-month period ended June 30, 1998, and the years ended December 31, 1997 and 1996, respectively.

   Historically, a large percentage of the total revenue earned by the Company to date has been attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. As a consequence of the Company's recent change in business strategy, the Company expects that a significant portion of future revenues will be derived from direct sales of its products and services and not from license fees or royalties. The Company's DataRover 840 device was commercially released in February 1998, and its Portico service was released in a progressive rollout beginning on July 30, 1998. However, the Company expects to incur significant losses through 1998. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

POTENTIAL DILUTIVE EFFECTS

   The number of shares of common stock which may be issued upon conversion of the Series B preferred stock is dependent upon the trading price of the Company's common stock at the time of conversion. If the lowest sales price of the common stock in the five trading days prior to conversion is less than $3.45, the number of shares of common stock issuable upon conversion of the Series B preferred stock will increase. The number of shares of common stock which may be issued upon conversion of the Series C preferred stock is also dependent upon the trading price of the common stock during the 20 days prior to the time of conversion. If the sales price of the common stock decreases, the number of shares of common stock issuable upon conversion of the Series C preferred stock will increase.

TECHNOLOGY DEVELOPMENT

   The Company's future success is based substantially upon its ability to develop new technology to enable it to provide as well as bill for the Portico service, and to enhance and extend its existing products and technologies. Software product development schedules are difficult to predict because they involve creative processes, use of new development tools and learning processes associated with development of new technologies, as well as other factors. The Company has in the past experienced delays in its software development efforts and there can be no assurance that the Company will not experience future delays in connection with its current development or future development activities. Delays or difficulties associated with the development of new, and the enhancement of existing, technologies could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, software products as complex as those being developed for the Company's Portico service frequently contain undetected errors or shortcomings, and may fail to perform or to scale as expected. Although the Company has tested and will continue to test its Portico service, such tests may not accurately simulate actual use of the service by subscribers. As a result, errors may be found in the commercial release of the Portico service which may result in loss of or a delay in market acceptance of the Company's Portico service.

DISTRIBUTION RISKS

   In connection with the change in its business strategy, the Company must establish and maintain relationships with new distribution channels for its Portico service and DataRover 840 device. The Company believes that in order to successfully market its Portico service, it must, among other things, enter into distribution arrangements with resellers, telephony providers such as wireless and wireline carriers, as well as device manufacturers and Internet service providers. Competition in establishing such relationships is extremely intense. In addition, decisions by such parties, particularly cellular carriers, to enter into a distribution relationship with the Company can entail a lengthy process during which the Company may be required to incur significant expenditures without any assurance of success. There can be no assurance that the Company will succeed in establishing distribution relationships, or that if established, the Company will be able to maintain such relationships or that such relationships will result in sales of the Company's Portico service. The failure of the Company to establish and then successfully maintain distribution relationships for its Portico service will have a material adverse effect on the Company's business, operating results and financial condition.

   The Company plans to distribute the DataRover 840 device through a variety of distribution channels, including a direct sales force, value-added resellers ("VARs") and outside sales representatives. To date, the Company has established distribution arrangements with three VARs. There can be no assurance that the Company will be able to establish distribution relationships with additional VARs and outside sales representatives for its DataRover 840 device. The Company's failure to establish, or if established, successfully maintain such relationships could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF THE COMPANY'S SERVICES AND
PRODUCTS

   The Company's future financial performance will depend in large part on the growth in demand for the Portico service by mobile business professionals and other consumers. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for the Company's technologies is subject to a high level of uncertainty. Because the market for the Company's Portico service is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that the market for the Company's Portico service will develop, that it will develop as quickly as expected or that it won't attract new competitors. In addition, even if a market develops for an advanced network service, there can be no assurance that the markets for the Company's Portico service will develop, or that the Company's Portico service will be adopted. If the market fails to develop, develops more slowly than expected or attracts new competitors, or if the Company's Portico service does not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

DEPENDENCE ON THIRD PARTY TECHNOLOGY AND PRODUCTS

   To develop its Portico service, the Company has incorporated and will continue to incorporate technology developed by third parties. In addition to all the risks associated with the development of complex technologies, the Company has limited control over whether or when such third party technologies will be developed or enhanced. Moreover, the Company has limited control over whether or to what extent interests in such third parties or third-party technologies are acquired by companies with which the Company may now or in the future compete. A third party's failure or refusal, for any reason, to timely develop, license or support the software technology, or the occurrence of errors in such technology, could prevent or delay introduction or market acceptance, or continued maintenance and support, of the Company's Portico service, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

POTENTIAL SECURITY ISSUES

   The implementation of the Portico service poses several security issues, including the possibility of break-ins and other similar disruptions. The Company continues to incorporate authentication, encryption and other security technologies in its Portico service. There can be no assurance that such technologies will be adequate to prevent break-ins. In addition, as is generally known, weaknesses in the medium by which users may access the Company's Portico service, including the Internet, telephones, cellular phones and other wireless devices, may compromise the security of the confidential electronic information accessed from the Portico service. There can be no assurance that the Company will be able to provide a safe and secure service. The Company's failure to provide a secure service may result in significant liability to the Company and may deter potential users of the service. The Company intends to limit its liability to users, including liability arising from failure of the authentication, encryption and other security technologies incorporated into its Portico service, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that security vulnerabilities and weaknesses will not be discovered in the Company's Portico service or licensed technology incorporated into such service or in the mediums by which subscribers access the Portico service. Any security problems in the Portico service or the licensed technology incorporated in such service may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may limit the number of subscribers of the Portico service and may cause interruptions or delays in the development of enhancements to, or the cessation of, the Company's service. Any such expenditures, lawsuits, reduction of subscribers, interruptions or delays in enhancement to the Portico service, or the cessation of such service by the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

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

LIMITED RESOURCES

   Building, maintaining and enhancing the Portico service is a complex process that requires significant engineering and financial resources. Among other things, the Company must develop enhancements to the Portico service, establish strategic distribution arrangements and undertake a substantial marketing campaign. The Company has limited technical, sales and marketing staffs and there can be no assurance that such personnel will be able to manage and successfully complete all of the tasks necessary to support the Company's Portico service. In addition, because the Company has generated minimal revenues to date and does not expect to generate substantial revenues in 1998, the Company must conserve cash. As a result, the Company may not be able to fund the marketing efforts required to successfully introduce the service to customers. Alternatively, market acceptance for the Portico service may overwhelm the Company's limited staffs such that the Company is unable to adequately respond to and satisfy customers' demand for the Portico service. The Company's failure to timely enhance its Portico service, or to respond to market demand for the service, will likely have a material adverse effect on the Company's business, operating results and financial condition.

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

RAPID TECHNOLOGICAL CHANGE

   The communications technology market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render the Company's products or services obsolete and unmarketable. The Company's future success will depend upon its ability to timely develop and introduce new products and services, as well as enhancements to such products and services, to keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of the user. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to timely develop and introduce new products and services in response to changing market conditions or consumer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No disclosure is required.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1998
                           Part II--Other Information

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITUES

   None

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of the Stockholders of General Magic, Inc. was held on June 25, 1998.

   A proposal to elect the following (7) directors to hold office until the 1999 Annual Meeting and until their successors are elected and qualified was approved by the stockholders. The proposal received the following votes:

                                       For               Against
                                    ----------           -------
   Steven Markman                   26,944,127            87,642
   Michael E. Kalogris              26,947,068            84,701
   Philip D. Knell                  26,942,270            89,499
   Carl F. Pascarella               26,879,138           152,631
   Roel Pieper                      26,935,749            96,020
   Dennis F. Strigl                 26,946,882            84,887
   Susan G. Swenson                 26,940,055            91,714

A proposal to increase by 4,850,000 shares the aggregate number of shares issuable under the Company's Amended and Restated 1990 Stock Option Plan was approved by the shareholders. The proposal received the following votes:

   For:                11,452,409
   Against:             2,935,856
   Abstained:             113,151

A proposal to increase by 250,000 shares the aggregate number of shares issuable under the Company's 1994 Outside Directors Stock Option Plan was approved by the shareholders. The proposal received the following votes:

   For:                12,771,784
   Against:               864,206
   Abstained:           1,185,998

A proposal to ratify the sale and issuance of the Company's 5-1/2 % Convertible Series B Preferred Stock was approved by the shareholders. The proposal received the following votes:

   For:                12,743,582
   Against:             1,611,418
   Abstained:             146,416

In addition, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the independent auditor of the Company for the fiscal year ending December 31, 1998. This proposal received the following votes:

   For:                26,888,608
   Against:                69,968
   Abstained:              73,193

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

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  The following exhibit is filed with this report:

         27.1   Financial Data Schedule

   (b) A report on Form 8-K was filed on June 29, 1998, to report under Item 5, Other Events, a private placement of the Company's securities.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 14, 1998                             /s/ STEVEN MARKMAN
                                       -----------------------------------------
                                       Name:         Steven Markman
                                       Title:      Chairman and Chief
                                                    Executive Officer
                                              (Principal Executive Officer)

DATE:  August 14, 1998                           /s/ JAMES P. MCCORMICK
                                       -----------------------------------------
                                       Name:       James P. McCormick
                                       Title:    Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                  DESCRIPTION
            -------                 -----------
              27.1             Financial Data Schedule