Form 10-Q
period 1998-09-30
GENERAL MAGIC INC
filed 1998-11-16
CIK 933524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ending September 30, 1998

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



      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]





      30,321,333 shares of the Registrant's Common Stock, $0.001 par value, were outstanding as of October 31, 1998.

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1998

                                 C O N T E N T S

Item Number                                                                         Page
-----------                                                                         ----
                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements


        a.      Condensed Consolidated Balance Sheets - September 30, 1998, and
                December 31, 1997                                                     3

        b.      Condensed Consolidated Statements of Operations - Three-Month
                Periods Ended September 30, 1998 and 1997, and Nine-Month
                Periods Ended September 30, 1998 and 1997                             4

        c.      Condensed Consolidated Statements of Cash Flows - Nine-Month
                Periods Ended September 30, 1998 and 1997                             5

        d.      Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                        12


Item 3. Quantitative and Qualitative Disclosures About Market Risk                   24


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                            25


Item 2. Changes in Securities and Use of Proceeds                                    25


Item 3. Defaults Upon Senior Securities                                              25


Item 4. Submission of Matters to a Vote of Security Holders                          25


Item 5. Other Information                                                            25


Item 6. Exhibits and Reports on Form 8-K                                             25


Signatures                                                                           26

Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    September 30,      December 31,
ASSETS                                                                                   1998             1997
                                                                                    -------------      ------------
Current assets:
     Cash and cash equivalents (including restricted cash of $3,028 and $3,300
        in 1998 and 1997)                                                             $  32,114         $  17,414
     Short-term investments                                                              14,660            11,387
     Other current assets                                                                 4,207             1,206
                                                                                      ---------         ---------
                  Total current assets                                                   50,981            30,007
                                                                                      ---------         ---------

Property and equipment, net                                                               7,931             5,148
Other assets                                                                                954             1,142
                                                                                      ---------         ---------

                                                                                      $  59,866         $  36,297
                                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $   2,205         $     952
     Accrued expenses                                                                    10,352             7,191
     Current portion of long-term debt                                                    1,810               801
     Other current liabilities                                                               61               224
                                                                                      ---------         ---------
                  Total current liabilities                                              14,428             9,168

Deferred revenue                                                                          2,000             4,186
Long-term debt                                                                            3,539             3,199
Other long-term liabilities                                                                 756             2,446
                                                                                      ---------         ---------
                  Total liabilities                                                      20,723            18,999
                                                                                      ---------         ---------

Commitments


Redeemable, convertible Series C preferred stock, $0.001 par value
     Stated at involuntary liquidation preference
     Authorized:  3 shares
     Issued and outstanding:  1998 - 3; 1997 - None                                      39,407                --
Redeemable, convertible Series B preferred stock, $0.001 par value
     Stated at involuntary liquidation preference
     Authorized:  12 shares
     Issued and outstanding:  1998 - 6; 1997 - None                                       7,430                --

Stockholders' equity:
     Convertible Series A preferred stock, $0.001 par value
         Liquidation preference: 1998 - $4,500; 1997 - None
         Authorized:  50 shares
         Issued and outstanding:  1998 - 50; 1997 - None                                     --                --
     Preferred stock, $0.001 par value
         Authorized:  438 shares
         Issued and outstanding:  1997 and 1996 - None                                       --                --
     Common stock, $0.001 par value
         Authorized:  60,000 shares
         Issued and outstanding:  1998 - 30,109; 1997 - 26,892                               30                27
     Additional paid-in capital                                                         186,101           165,039
     Deferred compensation                                                                   --               (58)
     Accumulated other comprehensive loss                                                    (1)                7
     Deficit accumulated during development stage                                      (193,785)         (147,717)
                                                                                      ---------         ---------
                                                                                         (7,665)           17,298
     Less  treasury stock , at cost:  1998 - 23; 1997 - 0                                   (39)               --
                                                                                      ---------         ---------
                  Total stockholders' equity                                             (7,694)           17,298
                                                                                      ---------         ---------

                                                                                      $  59,866         $  36,297
                                                                                      =========         =========



See accompanying notes to condensed consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       Three-Month Periods Ended         Nine-Month Periods Ended
                                                                             September 30,                     September 30,
                                                                       -------------------------         -------------------------
                                                                         1998             1997             1998             1997
                                                                       --------         --------         --------         --------
Revenue:
         Licensing revenue                                             $     63         $  2,228         $  1,577         $  2,438
         Other revenue                                                      311              325              583              901
                                                                       --------         --------         --------         --------

Total revenue                                                               374            2,553            2,160            3,339
                                                                       --------         --------         --------         --------

Costs and expenses:
         Cost of other revenue                                              191              291              389              828
         Research and development                                         5,735            5,513           16,375           14,948
         Sales, general and administrative                                5,992            2,169           13,836            9,178
         Write-off of in-process research and development                    --               --            2,050               --
                                                                       --------         --------         --------         --------

Total costs and expenses                                                 11,918            7,973           32,650           24,954
                                                                       --------         --------         --------         --------

Loss from operations                                                    (11,544)          (5,420)         (30,490)         (21,615)

Total other income, net                                                   1,498              582            6,703            2,269
                                                                       --------         --------         --------         --------

Loss before income taxes                                                (10,046)          (4,838)         (23,787)         (19,346)

Income taxes                                                                 --                8               19               17
                                                                       --------         --------         --------         --------

Net loss                                                                (10,046)          (4,846)         (23,806)         (19,363)

Favorable conversion rights on  convertible
  Series A preferred stock issuance
                                                                             --               --           (3,665)              --
Favorable conversion rights on redeemable,
     convertible Series B preferred stock
     and warrants issuance and preferred stock dividend
                                                                             --               --           (8,150)              --
Favorable redemption rights on redeemable,
    convertible Series C preferred stock issuance
                                                                             --               --          (10,016)              --
                                                                       ========         ========         ========         ========
Loss applicable to common stockholders                                 $(10,046)        $ (4,846)        $(45,637)        $(19,363)
                                                                       ========         ========         ========         ========
Basic and diluted loss per share                                       $  (0.34)        $  (0.18)        $  (1.58)        $  (0.72)
                                                                       ========         ========         ========         ========
Shares used in computing basic and diluted loss per share                30,017           26,854           28,849           26,741
                                                                       ========         ========         ========         ========




See accompanying notes to condensed consolidated financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Nine -Month Periods Ended
                                                                                              September 30,
                                                                                        -------------------------
                                                                                          1998             1997
                                                                                        --------         --------
Cash flows from operating activities:
Net loss                                                                                $(23,806)        $(19,363)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                      2,237            2,150
         Amortization of deferred gain from sale and leaseback financing                      --              (72)
         Deferred revenue                                                                 (2,186)          (2,339)
         Amortization of deferred compensation                                               451               77
         Write-off of in-process research and development                                  1,850               --
Changes in items affecting operations:
         Other current assets                                                             (3,001)             482
         Accounts payable and accrued expenses                                             2,914           (5,472)
                                                                                        --------         --------
          Net cash used in operating activities                                          (21,541)         (24,537)
                                                                                        --------         --------

Cash flows from investing activities:
         Purchases of short-term investments                                             (18,260)         (51,260)
         Proceeds from sales and maturities of short-term investments                     14,978           72,741
         Purchases of property and equipment                                              (5,127)          (1,629)
         Other assets                                                                        295           (1,231)
                                                                                        --------         --------
          Net cash provided by (used in ) investing activities                            (8,114)          18,621
                                                                                        --------         --------

Cash flows from financing activities:
         Repayment of capital lease obligations                                             (207)            (590)
         Proceeds from issuance of debt                                                    1,905               --
         Repayment of debt                                                                  (556)              --
         Proceeds from sale of common stock                                                2,501              324
         Purchase of treasury stock                                                          (39)              --
         Proceeds from sale of Series A preferred stock, net of offering costs             4,463               --
         Proceeds from sale of Series B preferred stock, net of offering costs             6,915               --
         Proceeds from sale of Series C preferred stock, net of offering costs            29,518               --
         Other long-term liabilities                                                        (145)            (191)
                                                                                        --------         --------
          Net cash provided by (used in) financing activities                             44,355             (457)
                                                                                        --------         --------

Net increase (decrease) in cash and cash equivalents                                      14,700           (6,373)
Cash and cash equivalents, beginning of period                                            17,414           23,706
                                                                                        --------         --------
Cash and cash equivalents, end of period                                                $ 32,114         $ 17,333
                                                                                        ========         ========

Supplemental disclosures of cash flow information:
         Income taxes paid during the period                                            $     19         $     15
                                                                                        ========         ========
         Interest paid during the period                                                $    415         $     --
                                                                                        ========         ========

Noncash investing and financing activities:
         Deferred compensation for restricted stock issuances                           $    393         $    155
                                                                                        ========         ========
         Business acquisition in exchange for shares of common stock                    $  1,850         $     --
                                                                                        ========         ========
         Favorable conversion rights on Series A preferred stock issuance               $  3,665         $     --
                                                                                        ========         ========
         Favorable redemption and conversion rights on Series B
           preferred stock and warrants issuance                                        $  8,150         $     --
                                                                                        ========         ========
         Series B preferred stock conversion to common stock                            $  2,112         $     --
                                                                                        ========         ========
         Favorable redemption rights on Series C preferred stock issuance               $ 10,016         $     --
                                                                                        ========         ========
         Reclassification of prepaid royalties from
             deferred revenue to other long-term liabilities                            $     --         $  1,500
                                                                                        ========         ========
         Reclassification of prepaid royalties from other
             long-term liabilities to accrued expenses                                  $  1,500         $     --
                                                                                        ========         ========




See accompanying notes to condensed consolidated financial statements

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

       The results of operations for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2:  BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT

       A summary of property and equipment follows (in thousands):

                                                   September 30,  December 31,
                                                        1998         1997
                                                   -------------  ------------
Office equipment and computers                        $13,612        $ 9,133
Furniture and fixtures                                  2,347          2,315
Leasehold improvements                                    969            546
                                                      -------        -------
                                                       16,928         11,994
Less accumulated depreciation and amortization          8,997          6,846
                                                      -------        -------
                                                      $ 7,931        $ 5,148
                                                      =======        =======



ACCRUED EXPENSES

       A summary of accrued expenses follows (in thousands):



                                                   September 30,  December 31,
                                                        1998         1997
                                                   -------------  ------------
Prepaid royalty payment and accrued interest          $ 4,182        $ 3,318
Employee compensation                                   3,325          2,384
Other                                                   2,845          1,489
                                                      -------        -------
                                                      $10,352        $ 7,191
                                                      =======        =======

NOTE 3:  COMPREHENSIVE LOSS

        Effective January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive loss in interim periods and additional disclosures of the components of comprehensive loss on an annual basis. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three-month and nine-month periods ended September 30, 1998 and 1997, there were no material differences between the Company's comprehensive loss and net loss.

NOTE 4:  NET LOSS PER SHARE

        The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect. As of September 30, 1998 and 1997, there were approximately 7,088,000 and 4,952,000 stock options outstanding, respectively. As of September 30, 1998, there were warrants for the purchase of 630,000 shares of common stock outstanding, 3,629,000 shares of common stock issuable upon the conversion of Series A preferred stock, 1,917,000 shares of common stock issuable upon the conversion of Series B preferred stock, and 5,273,000 shares of common stock issuable upon the conversion of Series C preferred stock.

NOTE 5:  INVESTMENTS IN CONITA TECHNOLOGIES, INC. AND ALTOCOM, INC.

        In January 1998, the Company discontinued operations of its South Carolina office and entered into an agreement with Conita Technologies, Inc. ("Conita"), a company founded by former employees of the South Carolina office. Under the agreement, the Company obtained a minority interest in Conita through the purchase of preferred stock for a total of $650,000.

        During the three-month period ended June 30, 1998, the Company recognized a $2,240,000 gain in connection with the sale of its minority interest in AltoCom, Inc. ("AltoCom"). In the three-month period ended March 31, 1998, the Company also recognized $2,446,000 in other income for consideration received pursuant to an agreement concluded during the quarter with AltoCom. These events stem from a 1997 transaction in which the Company transferred its software modem technology group to AltoCom. The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing agreement in exchange for certain consideration, including the assumption by AltoCom of a $2,240,000 obligation to one of the Company's legacy partners. In the three-month period ended June 30, 1998, the Company sold its minority interest in AltoCom.

NOTE 6:  ACQUISITION OF NETPHONIC COMMUNICATIONS, INC.

        On March 6, 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. ("NetPhonic"), a development stage enterprise, for a total consideration of $2,050,000, consisting of $200,000 cash and 1,342,524 shares of the Company's common stock. The Company's common stock was issued to NetPhonic shareholders of record as of the date of the transaction. NetPhonic has developed a patent-pending audio browser that enables users to access documents from the Web using a touch-tone telephone. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NetPhonic have been included in the Company's condensed consolidated financial statements as of the date of acquisition. The Company allocated the total purchase price to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use to the Company. As a result, the Company recognized a charge of $2,050,000 for the write-off of in-process research and development as of the date of the acquisition. The value assigned to purchased in-process research and development was determined by identifying the cost to develop the purchased technology into a commercially viable feature of the Company's advanced network service, estimating the resulting net cash flows for this project, and discounting the net cash flows back to their present value. The efforts to develop the purchased in-process technology center around the integration of the purchased touch-tone web access technology into the magicTalk(TM) voice-user interface platform utilized in the Company's advanced voice-activated network service, called Portico(TM). The estimated cost to be incurred to develop the purchased technology into a commercially viable feature of Portico is approximately $2,330,000 in the aggregate through the year 1999 ($845,000 in 1998 and $1,485,000 in 1999). The Company expects this effort to be completed by the end of 1999 and to benefit from the effort beginning in the year 2000. However, the Company continuously evaluates technologies for inclusion in its Portico service, and may choose to implement an alternative, in which case the NetPhonic technology will not be adopted. The Company believes that any value attributable to other intangible assets is either immaterial or would be immediately expensed because of the uncertainty surrounding the realizability of the intangible assets when considering the Company's stage of development.

NOTE 7:  PREFERRED STOCK

        On February 27, 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of September 30, 1998, was $1.24. As of September 30, 1998, 3,629,000 shares of the Company's common stock were issuable upon conversion of the Series A preferred stock, representing 7.5% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        On March 3, 1998, the Company entered into a financing transaction with a group of private investors that provided $5,000,000 in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. Each share of Series B preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series B preferred stock. Each share of Series B preferred stock is entitled to receive cumulative dividends at 5 1/2% per annum of the liquidation preference of the Series B preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series B preferred stock is $1,000 per share plus any accrued but unpaid dividends and is payable pari-passu with the Company's Series A preferred stock. Subject to adjustment in certain circumstances, each share of Series B preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $3.00 or 85% of the lowest sales price per share of common stock during the five trading days prior to conversion. The holders of Series B preferred stock have the right to require the Company to redeem any or all then outstanding Series B preferred stock at 130% of the liquidation preference upon the occurrence of certain events, including a change of control transaction, bankruptcy or insolvency of the Company. The Company has the right to redeem all then outstanding Series B preferred stock at 120% of the liquidation preference upon a change of control transaction. As part of the financing transaction, the Company issued warrants to acquire 400,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable.

        On June 25, 1998, for an aggregate purchase price of $2,000,000, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. The holders of Series B preferred stock also agreed to convert at least 2,500 then outstanding shares of Series B preferred stock into common stock. The Company waived its rights to require the holders of the Series B preferred stock to purchase an additional 5,000 shares of Series B preferred stock and warrants to acquire 400,000 shares of common stock. As of September 30, 1998, a total of 2,397,000 shares of common stock were issuable upon the conversion of all Series B preferred stock and associated warrants, representing 4.9% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        On June 25, 1998, the Company entered into a financing transaction with a group of private investors that provided $30,000,000 in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. Each share of Series C preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series C preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series C preferred stock is entitled to receive cumulative dividends at 5% per annum of the stated value ($10,000 per share) of the Series C preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series C preferred stock is $10,000 per share plus any accrued but unpaid dividends and penalties, and is payable pari-passu with the Series A and Series B preferred stock. Subject to adjustment in certain circumstances, each share of Series C preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $19.49 ("Fixed Conversion Price") or the average of the four lowest closing bid prices per share of the Company's common stock for the 20 trading days prior to the conversion date ("Floating Conversion Price") which, as of September 30, 1998, was $5.77.

        On October 22, 1998, the holders of the Series C preferred stock and the Company entered into a Voting and Waiver Agreement pursuant to which the holders agreed to amend the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock ("Certificate of Designations") to provide the Company the flexibility to issue shares of its common stock in connection with mergers, acquisitions and other strategic transactions without triggering anti-dilution protection-related adjustments to the number of shares of common stock into which the Series C preferred stock may be converted in exchange for a reduction of the Fixed Conversion Price from $19.49 to $10.00. This amendment is subject to stockholder approval which must be obtained by the Company on or before January 31, 1999. The amendment is further subject to stockholder approval of the issuance of the Company's common stock upon the conversion of the Series C preferred stock in excess of certain limits imposed by the rules of the NASDAQ National Market ("Discounted Securities Limit"), which approval must also be obtained by January 31, 1999. If the Company does not obtain stockholder approval of the amendment to the Certificate of Designations, the Fixed Conversion Price will be reduced from $19.49 to $6.00 as a result of the Company's issuance of common stock in connection with an asset acquisition which, in the absence of the amendment, would have triggered a reduction in the Fixed Conversion Price. As of September 30, 1998, a total of 5,423,000 shares of the Company's common stock were issuable upon the conversion of the Series C preferred stock and exercise of associated warrants, representing 11.2% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis. The Series C preferred stock is not convertible into common stock until five months after the date of issuance, subject to certain exceptions which, among other things permit conversion on any day on which the common stock trades at a price greater than or equal to (i) 115% of the Floating Conversion Price or (ii) the Fixed Conversion Price. Pursuant to this provision, as of November 12, 1998, 1,451 shares of Series C preferred stock had been submitted for conversion into 2,857,000 shares of common stock.

        In certain circumstances (including upon a change of control transaction, the transfer of substantially all of the assets of the Company, or a tender offer made to and accepted by holders of more than 50% of the outstanding common stock of the Company), the holders of Series C preferred stock may require the Company to redeem any or all of the then outstanding Series C preferred stock at 130% of the liquidation preference and, in more limited circumstances (relating to the registration and listing of the common stock of the Company issuable upon conversion of the Series C preferred stock; the Company's timely conversion of such stock; and stockholder approval on or before January 31, 1999, of the issuance of common stock in excess of the Discounted Securities Limit), may require the Company to redeem any or all of the then outstanding Series C preferred stock at the greater of 130% of the liquidation preference or the then applicable closing bid price per common share equivalent. If the stockholders do not approve the issuance of the Series C preferred stock and warrants issued in connection therewith and the issuance of shares of common stock in excess of the Discounted Securities Limit by January 31, 1999, the holders of the Series C preferred stock will be entitled to several alternative remedies including the right to require the Company to redeem the outstanding shares of the Series C preferred stock at a price per share equal to 130% of the liquidation preference. Upon submission of Series C preferred stock for conversion at a conversion price of less than $5.00, the Company has the option to redeem any or all of such stock at 110% of the liquidation preference. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable.

        Adjustments to accumulated deficit of approximately $3,665,000 were recorded during the nine-month period ended September 30, 1998, to recognize the value of favorable conversion rights associated with the Series A preferred stock issued during the period, representing the difference between the fair market value of the Company's common stock on the date of the agreement of $2.25 and the sale price of $1.24 per common share equivalent. Adjustments to the accumulated deficit of approximately $8,150,000 were recorded in the nine-month period ended September 30, 1998, to recognize the value of favorable conversion and exercise rights associated with the Series B preferred stock and related warrants, respectively, issued during the period. The adjustments principally represent the difference between the fair market value of the Company's common stock on the date of the financing transactions of $3.69 at March 3, 1998, and $12.50 at June 25, 1998, and the per share conversion price of $3.00. Adjustments to the accumulated deficit of approximately $10,016,000 were recorded in the nine-month period ended September 30, 1998, to recognize the value of the favorable redemption rights associated with the Series C preferred stock. The adjustments principally represent the difference between the redemption value (130% of the liquidation preference) and the amount of the liquidation preference.

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

        During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of handheld communication devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement ("Letter of Credit"). In September 1998, the Company amended the terms of the Letter of Credit, in connection with an agreement reached with DataRover Mobile Systems, Inc. (see Note 9), to increase the total purchase commitment and to allow for an extension in the delivery dates. As of September 30, 1998, the Company had $3,028,000 on deposit as security with the financial institution issuing the Letter of Credit. This commitment is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. The Company's purchase commitment was valued at $2,509,000 as of September 30, 1998. Of this amount, $544,000 was expected to be due before the end of 1998, and $1,965,000 was expected to be due in the first three months of 1999. The liability will be recorded upon acceptance of units shipped by Oki Electric.

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

        In June 1998, the Company secured a $3,000,000 term loan facility with the same financial institution. The loan bears interest at the financial institution's prime rate (8.5% as of September 30, 1998), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of September 30, 1998, $1,905,000 was outstanding under this term loan facility.

        As of September 30, 1998, the current and non-current portions due under these loans were $1,810,000 and $3,539,000, respectively.

Note 9:  Subsequent Events

        INVESTMENT IN DATAROVER MOBILE SYSTEMS, INC.

        In October 1998, the Company entered into an agreement with DataRover Mobile Systems, Inc. ("DSI"), a company founded to develop, market and sell DataRover handheld communications devices. Pursuant to the agreement, the Company contributed cash and other assets of its DataRover handheld products division totaling $3,361,000, and licensed certain technology, in exchange for non-voting, non-redeemable preferred stock and 49% of the common stock of DSI. The Company does not expect to recognize any gain or loss as a result of this divestiture, and will account for the investment using the equity method. The Company will continue to purchase units from Oki Electric for DSI under the Letter of Credit as amended (see Note 8), and will be reimbursed the actual cost of such units by DSI upon the earlier of five (5) days following the sale of the units by DSI or 120 days following shipment by Oki Electric. DSI's obligation to reimburse the Company is secured by all personal property of DSI. In connection with this divestiture, approximately 30 employees of the Company became employees of DSI. The Company provided for accelerated vesting of options to acquire 305,000 shares of the Company's common stock held by such employees, and granted an additional 330,000 options to acquire the Company's common stock to such employees. The newly granted options will vest over a two-year period. The Company expects to record compensation expense associated with the fair value of the accelerated and newly granted options over the vesting period of the options.

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

OVERVIEW

        General Magic, Inc. (the "Company") develops and markets integrated voice and data applications. The Company has developed an advanced network service to meet the communication and information management requirements of today's mobile professionals. The advanced network service is named Portico(TM) and was commercially released on July 30, 1998. Portico allows subscribers to access and respond to information, either through magicTalk(TM), the Company's intelligent voice user interface platform, or through a leading Web browser. Among other things, Portico (i) manages the subscriber's inbound and outbound calls; (ii) collects and consolidates the subscriber's email, and notifies the subscriber upon receipt; (iii) maintains the subscriber's calendar, address book and task list; (iv) collects and forwards stock quotes, selected news and information based on subscriber preferences; and (v) retrieves press releases and other news and information concerning thousands of publicly traded companies. The Company is currently distributing its Portico service through value-added resellers and is conducting trials of the service with telecommunications carriers. The Company is also leveraging its magicTalk voice user interface platform to provide telephony access to internet-based information and electronic commerce services.

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

RESULTS OF OPERATIONS

        For the three-month period ended September 30, 1998, the Company incurred a net loss of $10.0 million, or $0.34 per share, compared to a net loss of $4.8 million, or $0.18 per share, for the three-month period ended September 30, 1997. For the nine-month period ended September 30, 1998, the net loss was $1.58 per share compared to the loss of $0.72 per share recorded for the same period in 1997. The net loss per share for the nine-month period ended September 30, 1998, included the net loss for the period and $21.8 million in adjustments to accumulated deficit related to preferred stock with favorable conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per share for the period would have been $0.83 per share.

        Revenue for the three-month period ended September 30, 1998, was $374 thousand compared to $2.6 million for the three-month period ended September 30, 1997. The decrease in revenue in the three-month period is due to $2.0 million in non-recurring royalty revenue recognized in the three-month period ended September 30, 1997, under an existing master license agreement. For the nine-month period ended September 30, 1998, revenues were $2.2 million compared to $3.3 million for the same period in 1997. The decrease in revenue in the nine-month period is due to $2.0 million in non-recurring royalty revenue recognized in the three-month period ended September 30, 1997 under an existing master license agreement, offset by $1.5 million in Microsoft Corp. licensing fees recorded in the first three months of 1998. The Company anticipates a decrease in total revenue in 1998 compared to 1997 due to lower licensing and other revenue and the divestiture of its DataRover handheld communications devices division ("DataRover Division") in October 1998. Revenue from the Company's Portico service is not expected to be significant through 1998, but is expected to increase beginning in the first quarter of 1999.

        Cost of other revenue was $191 thousand for the three-month period ended September 30, 1998, compared to $291 thousand for the same three-month period in 1997. The decrease in the three-month period is due to a reduction in personnel support costs offset by increased device costs associated with sales of the DataRover handheld communications device ("DataRover 840"). For the nine-month period ended September 30, 1998, cost of other revenue was $389 thousand compared to $828 thousand for the same period in 1997. The decrease in the nine-month period was due principally to the decline in personnel support costs, offset by costs associated with sales of the DataRover 840. Cost of revenue is expected to decrease in 1998 compared to 1997 due to further decreases in personnel support costs and the divestiture of the DataRover Division.

        Research and development expenses for the three-month period ended September 30, 1998, were $5.7 million compared to $5.5 million for the three-month period ended September 30, 1997. For the nine-month period ended September 30, 1998, research and development expenses were $16.4 million compared to $14.9 million for the same period in 1997. The increase in both the three and nine-month periods is due to an increase in costs associated with the development of the Portico service and the DataRover 840. The Company expects that these expenses will decline for the remainder of 1998 due to the divestiture of the DataRover Division, offset by expenses in connection with continued development work to support the customization of the magicTalk voice user interface platform for use in the telecommunications and internet channels.

        Selling, general and administrative expenses for the three-month period ended September 30, 1998, were $6.0 million compared to $2.2 million for the three-month period ended September 30, 1997. For the nine-month period ended September 30, 1998, selling, general and administrative expenses were $13.8 million compared to $9.2 million for the same period in 1997. The increase in both the three and nine-month periods is attributable to staffing increases and additional advertising and marketing expenses to support the progressive rollout of the Portico service. The Company expects selling, general and administrative expenses to continue to increase in both amount and rate of growth in 1998 as compared to 1997 in connection with its continued efforts to develop market demand and distribution channels for the Portico service.

        During the nine-month period ended September 30, 1998, the Company recognized a $2.1 million charge for the write-off of acquired in-process research and development in connection with the acquisition of all the outstanding stock of NetPhonic Communications, Inc., a development stage enterprise.

        Total other income, net, for the three-month period ended September 30, 1998, was $1.5 million compared to $0.6 million for the three-month period ended September 30, 1997. The increase in the three-month period is attributable to a gain of $0.9 million recognized in connection with the sale of the Company's minority investment in Starfish Software, Inc. (`Starfish"), which was purchased by Motorola, Inc. in September 1998.

        For the nine-month period ended September 30, 1998, total other income, net, was $6.7 million compared to $2.3 million for the same period in 1997. During the nine-month period ended September 30, 1998, the Company recognized a $2.2 million gain in connection with the sale of its minority interest in AltoCom, Inc. ("AltoCom") and the Company recognized $2.4 million in other income for consideration received pursuant to an agreement concluded during the quarter ended March 31, 1998 with AltoCom. These events stem from a 1997 transaction in which the Company transferred its software modem technology group to AltoCom. The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing agreement in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's legacy partners. In the three-month period ended June 30, 1998, the Company sold its minority interest in AltoCom.

        Excluding the investment gain from Starfish and gains from the AltoCom transactions, total other income, net, consisted primarily of interest income and expense. Interest income, net, was consistent in the three-month period ended September 30, 1998, as compared to the same period in 1997. Interest income, net, declined in the nine-month period ended September 30, 1998, as compared to the same period in 1997 due to the decline in the weighted average cash and cash equivalent balances during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $46.8 million as of September 30, 1998, up from the $28.8 million as of December 31, 1997.

        On February 27, 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50 thousand shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4.5 million. Each share of Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of September 30, 1998, was $1.24. As of September 30, 1998, 3.6 million shares of the Company's common stock were issuable upon conversion of the Series A preferred stock, representing 7.5% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        On March 3, 1998, the Company entered into a financing transaction with a group of private investors that provided $5.0 million in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. Each share of Series B preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series B preferred stock. Each share of Series B preferred stock is entitled to receive cumulative dividends at 5 1/2% per annum of the liquidation preference of the Series B preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series B preferred stock is $1,000 per share plus any accrued but unpaid dividends and is payable pari-passu with the Company's Series A preferred stock. Subject to adjustment in certain circumstances, each share of Series B preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $3.00 or 85% of the lowest sales price per share of common stock during the five trading days prior to conversion. The holders of Series B preferred stock have the right to require the Company to redeem any or all then outstanding Series B preferred stock at 130% of the liquidation preference upon the occurrence of certain events, including a change of control transaction, bankruptcy or insolvency of the Company. The Company has the right to redeem all then outstanding Series B preferred stock at 120% of the liquidation preference upon a change of control transaction. As part of the financing transaction, the Company issued warrants to acquire 400 thousand shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable.

        On June 25, 1998, for an aggregate purchase price of $2.0 million, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160 thousand shares of the Company's common stock at an exercise price of $18.75 per share. The holders of Series B preferred stock also agreed to convert at least 2,500 then outstanding shares of Series B preferred stock into common stock. The Company waived its rights to require the holders of the Series B preferred stock to purchase an additional 5,000 shares of Series B preferred stock and warrants to acquire 400 thousand shares of common stock. As of September 30, 1998, a total of 2.4 million shares of common stock were issuable upon the conversion of all Series B preferred stock and associated warrants, representing 4.9% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        On June 25, 1998, the Company entered into a financing transaction with a group of private investors that provided $30.0 million in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. Each share of Series C preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series C preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series C preferred stock is entitled to receive cumulative dividends at 5% per annum of the stated value ($10,000 per share) of the Series C preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series C preferred stock is $10,000 per share plus any accrued but unpaid dividends and penalties, and is payable pari-passu with the Series A and Series B preferred stock. Subject to adjustment in certain circumstances, each share of Series C preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $19.49 ("Fixed Conversion Price") or the average of the four lowest closing bid prices per share of the Company's common stock for the 20 trading days prior to the conversion date ("Floating Conversion Price") which, as of September 30, 1998, was $5.77.

        On October 22, 1998, the holders of the Series C preferred stock and the Company entered into a Voting and Waiver Agreement pursuant to which the holders agreed to amend the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock ("Certificate of Designations") to provide the Company the flexibility to issue shares of its common stock in connection with mergers, acquisitions and other strategic transactions without triggering anti-dilution protection-related adjustments to the number of shares of common stock into which the Series C preferred stock may be converted in exchange for a reduction of the Fixed Conversion Price from $19.49 to $10.00. This amendment is subject to stockholder approval which must be obtained by the Company on or before January 31, 1999. The amendment is further subject to stockholder approval of the issuance of the Company's common stock upon the conversion of the Series C preferred stock in excess of certain limits imposed by the rules of the NASDAQ National Market

("Discounted Securities Limit"), which approval must also be obtained by January 31, 1999. If the Company does not obtain stockholder approval of the amendment to the Certificate of Designations, the Fixed Conversion Price will be reduced from $19.49 to $6.00 as a result of the Company's issuance of common stock in connection with an asset acquisition which, in the absence of the amendment, would have triggered a reduction in the Fixed Conversion Price. As of September 30, 1998, a total of 5.4 million shares of the Company's common stock were issuable upon the conversion of the Series C preferred stock and exercise of associated warrants, representing 11.2% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis. The Series C preferred stock is not convertible into common stock until five months after the date of issuance, subject to certain exceptions which, among other things permit conversion on any day on which the common stock trades at a price greater than or equal to (i) 115% of the Floating Conversion Price or (ii) the Fixed Conversion Price. Pursuant to this provision, as of November 12, 1998, 1,451 shares of Series C preferred stock had been submitted for conversion into 2.9 million shares of common stock.

        In certain circumstances (including upon a change of control transaction, the transfer of substantially all of the assets of the Company, or a tender offer made to and accepted by holders of more than 50% of the outstanding common stock of the Company), the holders of Series C preferred stock may require the Company to redeem any or all of the then outstanding Series C preferred stock at 130% of the liquidation preference and, in more limited circumstances (relating to the registration and listing of the common stock of the Company issuable upon conversion of the Series C preferred stock; the Company's timely conversion of such stock; and stockholder approval on or before January 31, 1999, of the issuance of common stock in excess of the Discounted Securities Limit), may require the Company to redeem any or all of the then outstanding Series C preferred stock at the greater of 130% of the liquidation preference or the then applicable closing bid price per common share equivalent. If the stockholders do not approve the issuance of the Series C preferred stock and warrants issued in connection therewith and the issuance of shares of common stock in excess of the Discounted Securities Limit by January 31, 1999, the holders of the Series C preferred stock will be entitled to several alternative remedies including the right to require the Company to redeem the outstanding shares of the Series C preferred stock at a price per share equal to 130% of the liquidation preference. Upon submission of Series C preferred stock for conversion at a conversion price of less than $5.00, the Company has the option to redeem any or all of such stock at 110% of the liquidation preference. As part of the financing transaction, the Company issued warrants to acquire 150 thousand shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable.

        Adjustments to accumulated deficit of approximately $3.7 million were recorded during the nine-month period ended September 30, 1998, to recognize the value of favorable conversion rights associated with the Series A preferred stock issued during the period, representing the difference between the fair market value of the Company's common stock on the date of the agreement of $2.25 and the sale price of $1.24 per common share equivalent. Adjustments to the accumulated deficit of approximately $8.2 million were recorded in the nine-month period ended September 30, 1998, to recognize the value of favorable conversion and exercise rights associated with the Series B preferred stock and related warrants, respectively, issued during the period. The adjustments principally represent the difference between the fair market value of the Company's common stock on the date of the financing transactions of $3.69 at March 3, 1998, and $12.50 at June 25, 1998, and the per share conversion price of $3.00. Adjustments to the accumulated deficit of approximately $10.0 million were recorded in the nine-month period ended September 30, 1998, to recognize the value of the favorable redemption rights associated with the Series C preferred stock. The adjustments principally represent the difference between the redemption value (130% of the liquidation preference) and the amount of the liquidation preference.

        In December 1997, the Company entered into a $4.0 million term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (8.5% as of September 30, 1998), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property.

        In June 1998, the Company secured a $3.0 million term loan facility with the same financial institution. The loan bears interest at the financial institution's prime rate (8.5% as of September 30, 1998), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of September 30, 1998, $1.9 million was outstanding under this term loan facility.

        As of September 30, 1998, the current and non-current portions due under these loans were $1.8 million and $3.5 million, respectively.

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

        During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of handheld communication devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement ("Letter of Credit"). In September 1998, the Company amended the terms of the letter of credit, in connection with an agreement reached with DataRover Mobile Systems, Inc. (see Note 9 to the Condensed Consolidated Financial Statements), to increase the total purchase commitment and to allow for an extension in the delivery dates. As of September 30, 1998, the Company had $3.0 million on deposit as security with the financial institution issuing the Letter of Credit. This commitment is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. The Company's purchase commitment was valued at $2.5 million as of September 30, 1998. Of this amount, $544 thousand was expected to be due before the end of 1998 and $2.0 million was expected to be due in the first three months of 1999. The liability will be recorded upon acceptance of units shipped by Oki Electric.

       In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under five of these agreements, and is subject to the following obligations under the remaining three agreements. The Company must refund to one licensee a prepaid royalty, together with interest, which totaled $2.7 million as of September 30, 1998. This amount will be paid upon demand, and was classified in accrued expenses as of September 30, 1998. The Company has agreed to refund a second licensee the amount of a $1.5 million unrecouped prepaid royalty. The refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. The amount of this refund was also classified in accrued expenses as of September 30, 1998. Finally, the Company has agreed to refund the third licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of September 30, 1998, this obligation was classified in deferred revenue, noncurrent. There can be no assurance that the third such licensee will develop products that incorporate the Company's Magic Cap technology. It is uncertain when prepaid royalties currently classified as noncurrent deferred revenue will be recognized as licensing revenue or if they will ever be fully recouped.

         The Company uses a significant number of computer systems and software applications in its internal operations, and in its services. To the extent that these systems and applications are unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even replacement of such systems and applications may be necessary. The Company is conducting a comprehensive inventory and evaluation of its business systems and applications, equipment and facilities. For the "Year 2000" non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's business, operating results or financial condition. The Company expects to conclude evaluation of its exposure, remediation requirements, and estimates of cost by the end of the calendar year. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's business, results of operations and financial condition could be materially adversely affected. The Company is also in the process of contacting its key suppliers to determine that their operations and the products and services they provide are "Year 2000" compliant. The Company presently believes that non-compliance of products and services supplied by third parties, such as the Company's billing system and network operations center software and equipment, or of third party products and services over which it has no control, such as telecommunications and power, present the most reasonably likely worst-case scenarios that the Company may confront with respect to "Year 2000" issues. For example, if the telecommunications service or power, or the network operations center software or equipment were to fail, Portico subscribers would be unable to access the Portico service; and if the billing system were to fail, the Company would be unable to invoice its subscribers. The Company has already obtained written assurance from certain of its suppliers, including the developer of its billing system, that their products and services are "Year 2000" compliant. The Company also presently believes that its network operations center software and equipment, including its Portico service application, is "Year 2000" compliant, but will begin detailed testing in the first quarter of 1999. Where practicable, the Company will attempt to mitigate its risk with respect to failures of third-party suppliers to be "Year 2000" ready. In the event that suppliers are not "Year 2000" compliant, the Company will seek alternative suppliers whose products and services are "Year 2000" compliant. The Company has in place a business resumption plan that addresses recovery from certain disasters, including recovery from significant loss of voice/data communications access. The Company is using that plan as a starting point for developing specific "Year 2000" contingency plans, which the Company expects to complete by approximately the second quarter of 1999. However, there can be no assurance that the Company will be able to complete its contingency planning on that schedule. Failure of the Company's suppliers to achieve "Year 2000" compliance, or of the Company to timely complete its contingency plans, may result in a material adverse affect on the Company's business, operating results and financial condition.

       The Company expects that its cash, cash equivalents and short-term investment balances of $46.8 million as of September 30, 1998 will be adequate to fund the Company's operations through 1999. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its new Portico service; the equipment requirements to support the network operations for the Portico service; the levels of promotion and advertising required to market its products and Portico service and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's services. To the extent that the Company needs additional public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, or if the objectives of the Company relative to the market acceptance of its Portico service are not achieved, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

MINIMAL REVENUES; HISTORY OF AND ANTICIPATION OF LOSSES

        The Company has generated minimal revenues, has incurred significant losses and has substantial negative cash flow. As of September 30, 1998, the Company had an accumulated deficit of $193.8 million, with net losses of $23.8 million, $28.4 million, and $45.6 million for the nine-month period ended September 30, 1998, and the years ended December 31, 1997 and 1996, respectively.

        Historically, a large percentage of the total revenue earned by the Company to date has been attributable to up-front license fees and customer support fees, as opposed to recurring royalty revenue. As a consequence of the Company's recent change in business strategy, the Company expects that a significant portion of future revenues will be derived from direct sales of its services and not from license fees or royalties. The Company's Portico service was released in a progressive rollout beginning on July 30, 1998. However, the Company expects to incur significant losses at least through 1998. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

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

DISTRIBUTION RISKS

        In connection with the change in its business strategy, the Company must establish and maintain relationships with new distribution channels for its Portico service. The Company believes that in order to successfully market its Portico service, it must, among other things, enter into distribution arrangements with resellers, telephony providers such as wireless and wireline carriers, as well as device manufacturers and Internet service providers. Competition in establishing such relationships is extremely intense. In addition, decisions by such parties, particularly cellular carriers, to enter into a distribution relationship with the Company can entail a lengthy process during which the Company may be required to incur significant expenditures without any assurance of success. There can be no assurance that the Company will succeed in establishing distribution relationships on terms favorable to the Company, if at all, or that if established, the Company will be able to maintain such relationships or that such relationships will result in sales of the Company's Portico service. The failure of the Company to establish and then successfully maintain distribution relationships for its Portico service will have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF THE COMPANY'S SERVICES AND
PRODUCTS

        The Company's future financial performance will depend in large part on the growth in demand for the Portico service by mobile business professionals and other consumers. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for the Company's technologies is subject to a high level of uncertainty. Because the market for the Company's Portico service is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that the market for the Company's Portico service will develop, that it will develop as quickly as expected or that it won't attract new competitors. In addition, even if a market develops for an advanced network service, there can be no assurance that the market for the Company's Portico service will develop, or that the Company's Portico service will be adopted. If the market fails to develop, develops more slowly than expected or attracts new competitors, or if the Company's Portico service does not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

COMPETITION

        Many of the companies with which the Company competes, or which are expected to offer products or services based on alternatives to the Company's technologies, have substantially greater financial resources, research and development capabilities, sales and marketing staffs, and better developed distribution channels than the Company. There can be no assurance that the Company's Portico service will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or services which are more effective and lower cost than those offered by the Company, or which render the Company's Portico service obsolete. The Company believes that its ability to compete depends on factors both within and outside its control. The principal competitive factors affecting the market for the Company's products and services are the availability of the Company's products and services; the quality, performance and functionality of the Portico service developed and marketed by the Company; the effectiveness of the Company in marketing and distributing its products and services; and price. There can be no assurance that the Company will be successful in the face of increasing competition from new technologies, products or services introduced by existing competitors and by new companies entering the market.

INTELLECTUAL PROPERTY

        The Company seeks to protect its proprietary information and technology through contractual confidentiality provisions and the application for United States and foreign patents, trademarks and copyrights. There can be no assurance of patents, trademarks or copyrights or that third parties will not seek to challenge, invalidate or circumvent such applications or resulting patents, trademarks or copyrights. Additionally, competitors may independently develop equivalent or superior, non-infringing technologies. The Company's revenue could be materially adversely affected to the extent that such technologies avoid infringement of the Company's patents. Furthermore, there can be no assurance that third parties will not assert claims of infringement of intellectual property rights against the Company and that such claims will not lead to litigation and/or require the Company to significantly modify or even discontinue sales of its services. Any such event may have a material adverse effect on the Company's business, operating results and financial condition.

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

LIMITED RESOURCES

        Building, maintaining and enhancing the Portico service is a complex process that requires significant engineering and financial resources. Among other things, the Company must develop enhancements to the Portico service, establish strategic distribution arrangements and undertake a substantial marketing campaign. The Company has limited technical, sales and marketing staffs and there can be no assurance that such personnel will be able to manage and successfully complete all of the tasks necessary to support the Company's Portico service. In addition, because the Company has generated minimal revenues to date and does not expect to generate substantial revenues in 1998, the Company must conserve cash. As a result, the Company may not be able to fund the marketing efforts required to successfully introduce the service to customers. Alternatively, in the event the market accepts the Portico service, it may overwhelm the Company's limited staffs such that the Company is unable to adequately respond to and satisfy customers' demand for the Portico service. The Company's failure to timely enhance its Portico service, or to respond to market demand for the service, will likely have a material adverse effect on the Company's business, operating results and financial condition.

FUTURE CAPITAL REQUIREMENTS AND AVAILABILITY OF ADDITIONAL FINANCING

        If expenditures required to achieve the Company's plans are greater than projected or if the Company is unable to generate adequate cash flow from sales of its Portico service, the Company may need to seek additional sources of capital. The Company has no other commitments or arrangements to obtain any additional funding and there can be no assurance that the Company will be able to obtain such additional funding, if necessary, on acceptable terms or at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the services of the Company and may require curtailment of operations of the Company. The failure to raise needed funds on sufficiently favorable terms or at all could have a material adverse effect on the Company's business, operating results and financial condition.

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

SINGLE CALIFORNIA LOCATION

        Currently, the Company's only network operations center is located at its headquarters in Sunnyvale, California. Operation of the Portico service is dependent in part upon the Company's ability to protect the network operations center against physical damage from power outages, telecommunications failures, physical break-ins and other similar events. In addition, Northern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and pose physical risks to the Company's property. The Company presently does not have redundant, multiple site capacity in the event of a technical failure of its Portico service or a natural disaster. In the event of such a failure or disaster, the Company's business, operating results and financial condition could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure is required.

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1998
                           Part II--Other Information

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

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 13, 1998               /s/ STEVEN MARKMAN
                                       -----------------------------------------
                                  Name:    Steven Markman
                                  Title:   Chairman and Chief Executive
                                           Officer (Principal Executive Officer)



DATE:  November 13, 1998               /s/ JAMES P. MCCORMICK
                                       -----------------------------------------
                                  Name:    James P. McCormick
                                  Title:   Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER            DESCRIPTION
      -------           -----------
    27.1         Financial Data Schedule