Form 10-K
period 1998-12-31
GENERAL MAGIC INC
filed 1999-03-31
CIK 933524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 26, 1999, as reported on the Nasdaq National Market, was approximately $166,915,616. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of February 26, 1999: 34,527,836

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This report on Form 10-K includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 1 and elsewhere in this Form 10-K, that could cause our actual results and financial position to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

COMPANY

     We develop and market voice-enabled services designed to make it easy and convenient for subscribers to access and act on information important to them. Our primary offerings are the Portico(TM) virtual assistant service, introduced in 1998, and voice-enabled services for the Web. One of our core technology assets is the magicTalk(TM) voice user interface, used both in the Portico service and for voice enabling Web content. We host voice-enabled services in our network operations center, located in Sunnyvale, California.

     The Portico service provides many of the services of a human assistant on an around-the-clock basis. Subscribers -- who today are principally mobile professionals -- may access voice mail, email, calendar, address book, company news and stock quotes from any telephone or, using a standard Web browser, from any personal computer. When accessing the Portico service over the telephone, subscribers interact with magicTalk, a personality-rich natural language voice user interface. With magicTalk, the user doesn't need to remember special voice commands or navigate lengthy push-button menus. The virtual assistant recognizes a full range of conversational commands, from "Call John Smith" to "Would you please call John Smith at home."

     We distribute the Portico virtual assistant service through a nationwide network of resellers, as well as direct to consumers through signup on the Web. We are also conducting trials of the service with telecommunications carriers, including Qwest Communications Corporation. We expect to host customized, private-label versions of the Portico service for those carriers that elect to make the service commercially available to their customers.

     Voice enabling Web content is an emerging growth opportunity for us. The Web offers a broad base of potential subscribers, including consumers who may find voice to be an easy way to keep in touch with their favorite Web content when away from home. In 1998, we announced an agreement with Intuit(R) Inc. to voice enable certain features of Intuit's Quicken.com(TM) personal finance Web site.

     We are at an early stage of development in our strategy to develop and market voice-enabled services, and are subject to all of the risks inherent in the establishment of a new business enterprise. In order to succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; meet the challenges inherent in the timely development and deployment of complex technologies; establish and maintain relationships with telecommunications carriers, device manufacturers, Internet companies and other partners for resale, remarketing and distribution of our services; achieve market acceptance for our Portico service and other voice-enabled services; generate sufficient revenues from our services to permit us to operate profitably; expand our network operations center to timely accommodate any demand for our services; ensure that third-party developers timely develop, license, deliver and support technologies upon which our services depend; respond effectively to competitive developments; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

     General Magic, Inc. was incorporated in California in May 1990 and reorganized as a Delaware corporation in February 1995. We are a development stage enterprise. This report on Form 10-K contains the trademarks of General Magic and those of other companies.

STRATEGY

     We have two long-term objectives. The first is to build the market for voice-enabled services. The second is to establish General Magic as a leading provider of voice-enabled services directly to end users, and a premium supplier of voice-enabled applications to partners, including telecommunications carriers, device manufacturers and Internet companies. The key elements of our strategy are:

     Establish leadership in virtual assistant services market. We believe that we have set the standard for virtual assistant services with our Portico service. The service provides subscribers a superior user experience through our magicTalk voice user interface and a full range of features and functions. We intend to build market leadership through the following efforts:

     - We will continue to enhance the features and functionality of the Portico service to address the preferences and requirements of our subscribers, and to respond to competitive developments. We collect feedback from our existing subscribers, host focus groups nationwide, and monitor the products and services introduced by our competitors to ensure that the Portico service meets the demands of our markets.

     - We have initiated new sales and marketing programs aimed at increasing the subscriber base for our Portico service. Among other things, we are focusing our efforts on the most productive of our resellers, providing them additional training and sales tools. We have also launched a Web banner advertising program, a new direct mail campaign, and a customer referral program to attract new subscribers to the Portico service.

     Capitalize on market leadership to increase our subscriber base by providing private-label versions of the Portico service to partners. We will seek to capitalize on our leadership in the virtual assistant services market to attract large telecommunications carriers, portable device manufacturers and other companies seeking private-label versions of the Portico service. Telecommunications carriers and device manufacturers typically have large existing mobile professional customer bases and substantial marketing, sales and other resources to devote to the promotion of their services.

     Penetrate new markets to further increase our subscriber base. Natural speech is the most intuitive user interface for many information technology products and services. We believe that voice user interfaces such as magicTalk will enable consumers to access the Internet and other sources of data and information more readily, further enlarging the market for communications, information, entertainment and electronic commerce services. We plan to deploy the magicTalk voice user interface for Internet applications, which will enable us to quickly gain access to a much larger potential subscriber base. We will continue to seek partnerships with Internet companies to voice enable their Web content and other services.

     Establish the magicTalk voice user interface as the de facto standard. We believe that the quality of the user experience provided by our magicTalk voice user interface will be an important factor in maintaining our leadership in the virtual assistant services market. In addition, we believe that the quality and sophistication of our magicTalk voice user interface will be instrumental in penetrating the Internet and other markets. To ensure that we maintain and extend this leadership, we will continue to refine our magicTalk voice user interface platform. We will also continue to pursue strategic relationships with third-party developers and providers to ensure that we are able to incorporate next generation voice technologies as they become available.

     Leverage our network operations center. Our network operations center was built in late 1997 and has been in commercial operation since July 1998. All of the technology necessary for the operation of the Portico service, including the magicTalk voice user interface platform, is centralized in our network operations center. We anticipate that the private-label versions of the Portico service and the voice-enabled services we develop for Internet applications will operate through our network operations center as well. We believe that this will differentiate us from our competitors by minimizing the capital investment required by our partners and by enabling them to deploy their services more expeditiously. We intend to continue to develop the technology and infrastructure deployed in our network operations center, both to enhance its performance and reliability, and to reduce its cost. We also plan to expand the network operations center as the number of users supported by the center increases.

     Continue to develop our agent and other proprietary technologies for application in connection with voice-enabled services. We are engaged in ongoing product marketing and research and development efforts to enhance our voice-enabled service offerings and to identify and penetrate new markets for our services. We are currently developing agent technology designed to simplify the customization of our voice-enabled services for individual subscribers and to extend our services for new markets. We are also developing agent-based applications that will allow subscribers, for example, to be notified of events important to them and to carry out transactions even while not logged on to our services. In addition, we have prototyped an Internet appliance for the consumer market. The appliance affords voice access through our magicTalk voice user interface to information stored on the device, as well as to network-based information accessible through our network operations center.

     Expand Global Presence. Our magicTalk voice user interface can be customized for use in languages other than English. We plan to work with development partners in Europe and Asia-Pacific to bring local-language versions of voice-enabled services to market in these regions.

     To concentrate our resources on the development and marketing of voice-enabled services, we divested our DataRover handheld communication products division in a transaction with DataRover Mobile Systems, Inc., effective October 1998. DataRover Mobile Systems is a new company formed to develop and market handheld communications devices targeted to mobile workers in vertical markets. Pursuant to the transaction, we contributed cash and certain assets of our DataRover division, and licensed certain of our technologies, to DataRover Mobile Systems in exchange for an equity position in that company.

SERVICES

THE PORTICO SERVICE

     Overview. Launched in July 1998, the Portico service is a second-generation virtual assistant for today's mobile professionals that allows them to access and manage their key information through the most natural interface known -- their own words. Among other things, the service:

     - answers, forwards and places telephone calls for the subscriber;

     - collects and consolidates the subscriber's email from multiple email accounts, and notifies the subscriber upon receipt of priority messages;

     - allows the subscriber to retrieve voice mail and email over the phone;

     - maintains the subscriber's calendar, address book and task list, and synchronizes with popular desktop information management applications;

     - collects and forwards company news and stock quotes based on subscriber preferences; and

     - retrieves press releases and other news and information concerning thousands of publicly traded companies.

     Users can access the Portico service from any telephone or from any personal computer equipped with one of the leading Web browsers. Subscribers may sign up for the service through resellers or directly on our Web site. We offer our subscribers usage-driven monthly and annual pricing plans.

     Integrated Communications Features. The Portico service manages a subscriber's calls. It answers inbound calls to the subscriber and either allows the caller to leave a message, or, if the subscriber has selected the "find me follow me" option, routes the call to different phone numbers in an effort to locate the subscriber. If the caller leaves a message, the subscriber can retrieve it later and, if desired, instruct the virtual assistant to return the call. The Portico service will also collect email messages from multiple email accounts, read email messages to the subscriber using text-to-speech technology, and let the subscriber respond by return message or by placing a call to the sender. The subscriber can set parameters so that only email messages from known contacts or with certain key words are collected. The service will notify the subscriber upon receipt of a key message, based on parameters preset by the subscriber.

     Business Information Management. Like a real personal assistant, the Portico service maintains the subscriber's address book and calendar. It can synchronize with popular desktop information managers, such as Microsoft Outlook, Microsoft Schedule+, Lotus Organizer, Symantec ACT! and Starfish Sidekick as well as Windows CE based information appliances and the PalmPilot. The subscriber may set preferences for news and information that may be read, faxed or emailed to the subscriber by the service. The service will also retrieve on demand news and information about any of thousands of public companies. In addition, the subscriber can retrieve stock prices, create and track a personal stock portfolio and receive notification of changes in the prices of portfolio stocks based on preset preferences.

PRIVATE-LABEL PORTICO SERVICES

     In 1998, we initiated internal trials of the Portico service with a number of telecommunications carriers. We expect to host in our network operations center customized, private-label versions of the Portico service for those carriers that elect to make the service commercially available to their customers, as well as for portable device manufacturers and other companies that launch private-label versions of the service.

     In November 1998, we entered into an agreement with Qwest Communications Corporation to develop a Qwest-branded version of the Portico service. Qwest launched its market trial of the Qwest-branded virtual assistant service in December 1998.

OTHER VOICE-ENABLED SERVICES

     We are currently developing new voice-enabled services. Some of these services will provide voice access to information available on the Web but now accessible only by means of the graphical user interface provided by a Web browser. These additional services, which like Portico will be deployed in our network operations center, are being built on our magicTalk voice user interface platform.

     In November 1998, we entered an exclusive agreement with Intuit Inc. to develop voice access to certain financial services and information on Intuit's Quicken.com Web site. We will offer tiered levels of service for the Quicken.com user base. Quicken.com will also become an integral part of the Portico service. Through Portico, our subscribers will be able to access certain of their personal financial information and enhanced banking features, as well as Portico's convenient array of virtual assistant services. The voice-enabled Quicken.com service is expected to be available to customers in mid-1999.

TECHNOLOGY

     We have developed a number of technologies that provide a foundation for the deployment of the Portico virtual assistant and other voice-enabled services. These technologies include the magicTalk voice user interface platform, our second-generation agent technology, the network operations center and our Internet appliance hardware platform.

     magicTalk Voice User Interface. magicTalk is an intelligent voice user interface that allows users to access and interact with complex data using their own voice, words and style. magicTalk projects a persona scripted with the help of nationally-recognized scholars, producers and directors. Users interact with the magicTalk voice user interface simply by speaking in an ordinary, continuous manner, just as people communicate with each other. They do not need to follow menus, "train" magicTalk to recognize their voice, or limit their spoken commands to a specialized vocabulary or syntax or to isolated groups of discrete words. magicTalk recognizes various ways of expressing a particular command. For example, the magicTalk voice user interface will recognize "Check my voice mail," "Get my voice messages," and "Do I have any new voice mail?" We believe these characteristics materially enhance the user experience and that they establish the magicTalk voice user interface as the de facto industry standard.

     Network Operations Center. Our network operations center has been in commercial operation since July 1998. The center features a high-availability architecture and fault-tolerant network backbone running

Pentium II-based Windows NT servers to implement the functionality of the Portico service and other voice-enabled services. The network operations center was designed based on industry standards to allow us to optimize the configuration of the Portico services and other voice-enabled services on an ongoing basis, to incorporate next-generation features and technologies as they are developed, and to do so dynamically without requiring significant periods of system downtime. We believe our network operations center will differentiate us from our competitors by minimizing the capital investment required by our partners and by enabling our partners to deploy their services more expeditiously.

     Agent technology. We are developing second-generation agent technology designed to allow our Portico virtual assistant service and other voice-enabled services built on the magicTalk platform to be more easily customized for particular subscribers and more easily extended and enhanced for particular applications. Today, such customization and extension can be accomplished only by systems programmers with extensive technical knowledge of our voice platform. We expect that with agent technology such work can be performed with far less effort. We think this will enable us and our partners to develop and deploy voice-enabled service more quickly and to maintain and enhance them more easily.

     Internet appliance. We are also developing a flexible, low-cost hardware platform to deliver voice-enabled services to home consumers. The technology was demonstrated during 1998 in a screenphone device that incorporates state-of-the-art speech recognition and voice compression and relies on Internet as well as other telecommunications standards. We demonstrated the ability of the device to recognize spoken commands, retrieve information from our Portico service and support voice communications over the Internet. We hope to provide this technology to OEM device manufacturers who would market the device bundled with a subscription to a set of voice-enabled services addressed to the consumer market and deployed in our network operations center.

CUSTOMER SERVICE AND SUPPORT

     We believe that a high level of customer service and support is important to the success of our Portico virtual assistant service and private-label virtual assistant services introduced by our partners. We have established a customer service department that is responsible for educating, enrolling and assisting subscribers of the Portico service and, in consultation with our technical support personnel, resolving any technical difficulty subscribers may have in using the service. Our customer service department is staffed seven days a week, and is accessible by a toll-free call or over the Web.

COMPETITION

     Competition in the voice-enabled services market is intense, rapidly evolving and subject to rapid technological change. We expect competition to increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, established customer bases and substantially greater financial, technical, marketing, sales and other resources than we do.

     We believe that we have a competitive advantage because we are one of the first to offer voice-enabled services. magicTalk, our personality-rich natural language voice user interface, differentiates our services from the offerings of our competitors. We also believe that our network operations center provides a competitive advantage by minimizing the capital investment required of our potential partners. We believe that the principal competitive factors affecting the market for voice-enabled services are price, performance, quality and functionality. We believe that we will be able to compete effectively in these areas.

     Wildfire Communications, Inc. and Webley Systems, Inc. currently offer a virtual assistant service similar to the Portico service. These companies compete directly with us for subscribers and partners. In addition, many of our competitors and potential competitors have substantial resources and technical expertise and could likely develop such a service. Many companies also offer some of the functionality that our Portico service provides, and that other of our voice-enabled services are expected to provide. For example, call forwarding and voice mailbox features are offered by companies such as AT&T Corp., MCI Communications Corporation and Sprint Corporation, as well as the regional telephone operating companies and other independent voice mail vendors. An electronic mail reading feature is provided by such companies as

Planetary Motion, Inc. and JFax Communications, Inc. In addition, software developers such as Microsoft Corporation and Oracle Corporation, and voice mail hardware, software and service providers such as AccessLine Technologies, Inc., Call Sciences Ltd., Intellivoice Communications, Inc., International Business Machines Corporation, Lucent Technologies, Inc., Motorola Inc., Premiere Technologies Inc. and others may extend the capability of their current offerings, or develop new products and services, to provide many if not all of the features and functionality of our voice-enabled service offerings. On-line service providers such as America Online, Inc. and Internet companies such as Yahoo! may also enhance their services to compete with our voice-enabled services.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development throughout our existence. We believe that our future performance largely depends on our ability to continue to develop and enhance our magicTalk voice user interface platform, our network operations center, and the features and functionality of the Portico service, as well as the continued creation and further development of new products, services and technologies that will help to expand the market for voice-enabled services, win widespread customer acceptance of our products and services and maintain our technological competitiveness.

     Our total expenses for research and development for the years ended December 31, 1998, 1997 and 1996 were $21.1 million, $20.5 million and $23.0 million, respectively. We expect to continue to invest substantial funds in research and development activities.

SALES AND MARKETING

     We market and sell the Portico service through our nationwide network of resellers and directly through our inside telesales staff. We also offer direct signup on our Web site. Our sales and marketing groups provide training programs and sales incentive programs to the reseller network, including cash incentives and market development funds. Marketing activities to promote the Portico service include direct mail campaigns, Web advertising and promotion, a customer referral program, trade show participation and an ongoing public relations program.

     A key component of our strategy is to increase our subscriber base by engaging multiple channel partners to provide customized private-label versions of our Portico service, and by partnering with Internet and other companies to voice enable their Web content and other services. We maintain a direct sales force to pursue such relationships with telecommunications carriers, device manufacturers, Internet and other companies. The marketing group promotes the Company as a leading provider of voice-enabled services through on ongoing public relations program, exhibits and presentations at trade shows and conferences, product brochures and other marketing programs.

PROPRIETARY RIGHTS AND LICENSES

     Our success will depend in part on our ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. In February 1997, the United States Patent and Trademark Office ("PTO") issued to us a pioneering patent with respect to our agent technology. We have filed counterpart patent applications in Canada, Europe and Japan. However, we cannot guarantee that counterpart patents will be issued. In addition, the PTO has issued to us a total of eight patents regarding various features of the communications hardware and software platform upon which our Internet appliance is based.

     We have a total of ten patent applications pending with the PTO, two of which have been allowed but not yet granted. Three of these applications relate to our voice user interface technology or to telephonic access of the Web, two of them relate to our agent technology, and the balance relate to certain features or components of our communications hardware and software platform and other technologies. We cannot guarantee that our pending patent applications will result in the issuance of patents.

     Our patents may not provide competitive advantages to us. In addition, our patents may be challenged, invalidated or circumvented, and we cannot guarantee that the patent laws will provide effective legal or injunctive remedies to stop any infringement of our patents. Also, our competitors may independently develop or patent technologies that are equivalent to or superior to our technology.

     We rely in part on copyright laws to prevent unauthorized duplication of our software and documentation. However, existing copyright laws afford only limited protection, especially in certain jurisdictions outside the United States where we may license our technology, or sell products or services incorporating our technology. Unauthorized parties may copy our technologies or reverse engineer or otherwise obtain and use information that we regard as proprietary. Moreover, the laws and courts of foreign nations against piracy and infringement may not adequately protect our proprietary technology.

     From time to time, we have received communications from third parties claiming that features or content of certain of our products, services and/or technologies may infringe their intellectual property rights. It is our practice to review all such claims and determine if a license is appropriate. To date, no such claim has resulted in litigation against us. However, a third party may commence litigation against us in the future. If a third party were to commence litigation against us, it is likely to claim damages and/or seek to enjoin commercial activities relating to our technology, services or products. Such litigation could be costly and a diversion of management's attention, whether or not the suit is ultimately successful. The costs of such litigation may divert resources from the continued development, maintenance and support of our services. In addition, if the suit is successful, we could lose our proprietary rights and may be required to significantly modify or even discontinue sales or licensing of our services. In addition, we may be required to pay significant damages.

EMPLOYEES

     As of December 31, 1998, we had 169 full-time employees, of whom 66 were primarily engaged in engineering, 13 in customer service and support, and 90 in sales, general and administrative. We have not experienced any work stoppages and believe that our employee relations are good. Competition for employees in the computer and software industries is intense. We believe that our future success will depend, in part, on our continuing ability to attract, assimilate and retain highly skilled management, technical, marketing, sales, administrative and customer support personnel.

RISK FACTORS

     In this section we summarize certain risks regarding our business and industry. Readers should carefully consider the following risk factors in conjunction with the other information included in this report on Form 10-K.

OUR BUSINESS STRATEGY IS NEW, AND WE MAY BE UNABLE TO IMPLEMENT IT SUCCESSFULLY.

     In early 1997, we changed our business strategy to focus on the marketing and sale of voice-enabled services. We are still at an early stage in the implementation of our new strategy. We face many of the risks faced by new businesses, especially companies in new and rapidly evolving markets. Such risks include, among others:

     - our business model has not been tested;

     - the market for voice-enabled services is not established;

     - we may not be able to capture a significant part of the market;

     - we may not be able to anticipate and adapt to changes in the market; and

     - we may be unable to secure profitable relationships with additional partners, including telecommunications carriers, device manufacturers, and Internet companies.

     In order to compete successfully as a provider of voice-enabled services, among other things, we believe we must:

     - develop and maintain at reasonable cost a significant subscriber base for our Portico and other voice-enabled services;

     - establish and maintain relationships with companies seeking to private-label our services and with companies seeking to voice-enable their services;

     - enhance the features and functionality of the Portico service to address the preferences and requirements of our subscribers, and to respond to competitive developments;

     - develop and enhance our core technologies, including our magicTalk voice user interface platform, our network operations center, and our second-generation agent technology, both to enhance the performance and lower the cost of our services; and

     - continue to attract, retain and motivate qualified personnel.

     We may not have the resources necessary to fully execute each of these goals. If we fail to accomplish any of them or otherwise address the risks stated above, our ability to compete as a provider of voice-enabled services may be compromised.

WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

     We may never achieve and sustain profitability. Since our inception, we have generated only minimal revenues. We have incurred significant losses, and we have substantial negative cash flow. As of December 31, 1998, we had an accumulated deficit of $209.5 million, with a net loss of $38.9 million for the year ended December 31, 1998.

     Historically, we have derived a large percentage of our total revenue from license fees and customer support fees. As a consequence of our 1997 change in business strategy, we expect to derive a significant portion of any future revenues from sales of services and products by us and by our partners and not from license fees. Although the Portico service was released on July 30, 1998, we expect to incur significant losses through the year 1999, and we may never achieve or sustain significant revenues or become profitable.

THE ACCEPTANCE OF OUR PRODUCTS AND SERVICES IS UNCERTAIN.

     Our future financial performance depends in large part on growth in demand for the Portico service and our other voice-enabled services and products. If the market for voice-enabled services does not develop or if we are unable to capture a significant portion of that market either directly or through our partners, our revenues and our results of operations will be adversely affected.

     The market for voice-enabled services is still evolving. Currently, there are only a limited number of products and applications in this industry. Negative consumer perceptions regarding reliability, cost, ease-of-use and quality of speech-based products affects consumer demand and may impact the growth of the market. As a result, we cannot guarantee that the market for voice-enabled services and products will grow or that consumers will accept any of the services or products built on our magicTalk voice user interface platform.

     In particular, our success is dependent upon the number of subscribers to our services that we are able to attract and retain, and the number of subscribers to private-label and other voice-enabled services that our partners are able to attract and retain. Although Portico was launched in July 1998, revenues from Portico subscriptions to date have not been significant. In addition, although we have entered into arrangements with Qwest and Intuit, we cannot guarantee that any of the services contemplated by these companies will be commercially launched. Even if these services were commercially launched, our partners may not be able to attract and retain a sufficient number of subscribers to attain profitability. If we and our partners are not able to attract and retain a sufficient number of subscribers, our revenues and results of operations will be adversely affected.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO EXPAND OUR BUSINESS, AND WE ARE DEPENDENT ON DISTRIBUTION RELATIONSHIPS.

     We plan to distribute our services through multiple channels. If we do not successfully implement this multi-channel strategy, our revenues and results of operations may be adversely affected. We believe that to successfully market our services, we must:

     - undertake a marketing campaign to identify and successfully pursue effective ways to market General Magic-labeled services to mobile professionals and other users;

     - identify, establish and maintain arrangements with telecommunications carriers, device manufacturers and other companies seeking private-label versions of our services; and

     - identify, establish and maintain arrangements with Internet companies and other companies seeking to voice enable Web content and other network-based services.

     If one or more of these distribution channels fails, development and sales of our products and services could be adversely affected.

     Competition for relationships with telecommunications carriers, device manufacturers and Internet companies is extremely intense. In addition, decisions by these third parties, particularly telecommunications carriers, to enter into distribution relationships can be a lengthy, expensive process, with no assurance of success.

     On November 6, 1998, we entered into an agreement with Intuit Inc. to develop voice access to certain financial services and information on Intuit's Quicken.com Web site. The agreement provides for an initial two-year term, with automatic one-year renewal terms unless either party provides written notice to the other 60 days prior to the end of the then current term. However, the agreement will automatically terminate if the services to be provided under the agreement are not commercially released by December 31, 1999. We cannot guarantee that this deadline will be met. In addition, Intuit may terminate the agreement if we fail to perform or observe any material term or obligation under the agreement.

     On November 11, 1998, we entered into an agreement with Qwest Communications Corporation to develop a Qwest-branded version of our Portico service. The agreement provides for an initial six-month term, with automatic one-year renewal terms thereafter. However, either party has the right to terminate the agreement for any reason by providing written notice of non-renewal 60 days prior to the end of the then current term. We cannot guarantee that Qwest will renew the agreement in any given year. In addition, Qwest may terminate the agreement if we fail to perform or observe any material term or obligation under the agreement.

     In February 1998, we, along with Wireless Knowledge LLC, announced plans to provide Revolv service users with voice-enabled access to information and corporate groupware. Although we have signed a letter of intent with Wireless Knowledge, the letter of intent is non-binding. Wireless Knowledge may terminate the arrangement at any time.

     We may not succeed in maintaining these distribution relationships. In addition, we may not be successful in establishing additional relationships. Even if we are able to establish and maintain these relationships, these companies may be unable to successfully remarket our voice-enabled services. Our control over the marketing efforts of Qwest, Intuit and Wireless Knowledge are limited under our agreements. We cannot guarantee that Qwest, Intuit, Wireless Knowledge or any future partner will actively market the services incorporating our technology.

OUR LIMITED RESOURCES MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO IMPLEMENT OUR NEW STRATEGY.

     Building, maintaining and enhancing our Portico and other voice-enabled services, and developing private-label services with third parties are complex processes that require significant financial and other resources. Among other things, we must:

     - enhance the features and functionality of the Portico service to address the preferences and requirements of our subscribers, and to respond to competitive developments;

     - develop and deploy private-label versions of the Portico service for existing and future partners;

     - develop and deploy our magicTalk voice user interface to voice enable Web content and other network-based services, such as Intuit's Quicken.com Web site;

     - continue to identify, establish and maintain relationships with telecommunications carriers, device manufacturers, Internet firms and other companies for the resale, remarketing and distribution of our services;

     - enhance our core technologies, including our magicTalk voice user interface platform, network operations center, second-generation agent technology and Internet appliance; and

     - undertake related marketing and advertising campaigns.

     We have limited technical, business development, sales and marketing staffs and such personnel may not be able to manage and successfully complete all of the tasks necessary to support the various aspects of our business.

     In addition, we must conserve cash because we have generated minimal revenues to date and do not expect to generate significant revenues until the second half of 1999, if at all. As a result, we may not be able to fund all of the product development and marketing efforts required to successfully introduce all of our services.

WE WILL HAVE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE NEEDS, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN.

     If expenditures required to achieve our plans are greater than projected or if we are unable to generate adequate cash flow from sales of our Portico services, private-label Portico services and services built on our magicTalk voice user interface platform, we will need to seek additional sources of capital. The Portico service was introduced in July 1998, and to date we have not generated significant revenue. In addition, although we have entered into arrangements with Qwest and Intuit, we cannot guarantee that we will be able to generate significant revenue from these arrangements. We have no commitments or arrangements to obtain any additional funding. We may not be able to obtain such additional funding if it becomes necessary. The unavailability or timing of any financing could prevent or delay the continued development and marketing of our services and may require us to curtail our operations.

WE ARE DEPENDENT ON THE INTERNET, AND WE ARE NOT CERTAIN THAT THE BUSINESS MODEL FOR SERVICES TO BE PROVIDED THROUGH THE INTERNET WILL SUCCEED.

     Voice enabling content on the Internet is a key element of our strategy, and we plan to seek additional partnerships with Internet companies. However, the business model common among Internet companies is untested. Many Internet companies provide free services which are supported by advertising revenue and revenue generated from upgrades to fee-based services. We expect to be required to adopt a similar business model, and we cannot guarantee that revenue generated from advertising or from upgrades to fee-based services, if any, will be sufficient to offset the cost of providing a free baseline service to users.

     In addition, our future success is in part dependent upon continued growth in the use of the Internet. The Internet may prove not to be a viable means of conducting commerce or communications for a number of reasons, including potentially unreliable network infrastructure and poor performance. In addition, if the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed on it by such growth. Failure of the Internet as a mode of conducting commerce and communications could have a material adverse effect on our business.

WE MAY EXPERIENCE INTERRUPTIONS IN SERVICE DUE TO ERRORS IN OUR SOFTWARE AND SYSTEM ARCHITECTURE, AND OUR NETWORK OPERATIONS CENTER MAY NOT BE ABLE TO ACCOMMODATE POTENTIAL GROWTH.

     The ability to provide the Portico service and the services of our partners depends on the integrity of our software, computer hardware systems and network infrastructure. Since launching the Portico service, we have encountered errors in our software and our system design which have resulted in interruptions of service. Although we were able to correct such errors, we may encounter additional errors. These errors may be expensive to correct, and may lead to substantial interruptions in our service.

     In addition, in the event that the number of subscribers to our services increases substantially in a short period of time or we are successful in establishing a relationship with a partner with a large existing customer base, our network operations center may not be capable of meeting the resulting increase in demand. Although we believe that our systems are scalable, we cannot test conclusively for scalability. A sudden increase in demand could lead to slow downs or failures in our services.

     Currently, our only network operations center is located at our headquarters in Sunnyvale, California. Operation of our Portico and other voice-enabled services is dependent upon our ability to protect the network operations center against physical damage from power outages, telecommunications failures, physical break-ins and other similar events. Northern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and pose physical risks to our property. We presently do not have redundant, multiple site capacity in the event of a technical failure of our services or a natural disaster.

     Any damage to or failure of our systems could lead to interruptions in service and/or the loss of customer information. Such interruptions or loss could damage our reputation and ability to attract and retain subscribers and partners. In addition, we may experience negative publicity that could adversely affect our stock price.

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT.

     Any delays in product development or market launch could adversely affect our revenues or results of operations. To be successful, we must, among other things, develop technology to enable us to provide, bill for and enhance our Portico services and other voice-enabled services, including those we agree to supply for third parties. Software product development schedules are difficult to predict because they involve creativity and the use of new development tools and learning processes. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved products or services or the delivery of new versions of products or services.

WE ARE DEPENDENT ON THIRD-PARTY TECHNOLOGIES AND SERVICES.

     We have incorporated technology developed by third parties in the Portico service and the services to be provided to our partners. We will continue to incorporate third-party technology in future products and services. We have limited control over whether or when these third-party technologies will be developed or enhanced. In addition our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third-party fails or refuses to timely develop, license or support technology necessary to our services, market acceptance of our services could be adversely affected. In addition, we rely and will continue to rely on services supplied by third parties such as telecommunications, Internet access and power. If these services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

THE MARKET FOR VOICE-ENABLED SERVICES IS EXTREMELY COMPETITIVE.

     The market for voice-enabled services is intensely competitive and subject to rapid technological change. We may be unable to compete with existing companies or new companies entering the market. Many of these companies have greater financial resources, name recognition, research and development capabilities, sales and marketing staffs, and better developed distribution channels than we do. The services that we offer may not achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, our competitors may succeed in developing competing products or services which are more effective and cheaper or which render our services or technology obsolete. If we are unable to compete effectively, our business would be adversely affected.

TECHNOLOGY CHANGES RAPIDLY IN OUR MARKET, AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE NEEDS OF OUR CUSTOMERS.

     The telecommunications services market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render our voice-enabled services obsolete and unmarketable. If we fail to timely develop and introduce new products and services in response to changing market conditions or consumer requirements our business would be adversely affected.

     Our success will depend upon our ability to timely develop and introduce new products and services, as well as enhancements to our existing products and services, to keep pace with technological developments and emerging industry standards and address the changing needs of users. We may not be successful in developing and marketing new products and services that respond to technological changes, or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. In addition, our new products and services may not adequately meet the requirements of the marketplace or achieve market acceptance.

WE ARE DEPENDENT ON KEY PERSONNEL.

     Our success depends in part on our ability to attract, retain and motivate qualified personnel. Silicon Valley remains a highly competitive job market, and our key management, technical, marketing, sales, administrative and customer support personnel may not remain with us. In addition, we may be unable to attract sufficient additional personnel to execute our business plan.

OUR INVESTMENT IN AND OTHER COMMITMENTS TO DATAROVER MOBILE SYSTEMS, INC. MAY RESULT IN A SIGNIFICANT LOSS TO US.

     Effective October 1998, we divested our DataRover handheld communications device division in a transaction with DataRover Mobile Systems, Inc. ("DSI"). In connection with the transaction, we made an investment in DSI totaling $3,361,000, and received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of DSI. We accounted for our investment under the equity method, requiring us to record 100% of the losses incurred by DSI up to a total of $3,361,000. As of December 31, 1998, we had recorded a decrease of $725,000 in the value of our investment to reflect our equity in the losses incurred by DSI through that date. In the event that DSI incurs further losses in any future period, we will be required to record a corresponding decline in the value of our investment. In addition, if we determine that the value of our investment in DSI has been impaired, we will be required to write off our investment, in whole or in part.

     In connection with this transaction, we also agreed to purchase DataRover 840 units for DSI from Oki Electric Industry Co., Ltd. under an existing letter of credit. As of December 31, 1998, this purchase commitment was valued at approximately $2,267,000. We are to be reimbursed by DSI the cost of such units upon the earlier of five days following the sale of the units by DSI, or 120 days following shipment by Oki Electric. DSI's obligation to reimburse us is secured by all of its personal property. We cannot guarantee that DSI will be able to reimburse us, or that our security interest in their personal property will be adequate to satisfy their obligation to us.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS UNCERTAIN.

     We believe that our success depends, in part, on our ability to protect our intellectual property. In order to do that, we must take the following measures:

     - obtain patent, copyright and trademark protection where appropriate;

     - preserve our trade secrets;

     - defend our patents, copyrights, trademarks and trade secrets against infringement;

     - operate without infringing the intellectual property rights of others;
       and

     - prevent unauthorized disclosure of confidential information through the use of confidentiality agreements with employees, consultants and partners.

     We may be unable to accomplish these measures. In addition, we cannot be certain that they will be adequate to protect our intellectual property. In spite of our efforts, third parties may successfully copy our products or use our confidential information. Furthermore, third parties may assert claims of infringement against us. These claims may lead to litigation and/or require us to significantly modify or even discontinue sales of our products or services.

OUR SERVICE MAY RAISE SECURITY ISSUES.

     The implementation of our voice-enabled services poses several security issues, including the possibility of break-ins and other similar disruptions. Failure to provide a secure service may result in significant liability to us. In addition, failure to provide a secure service may deter potential users of our services, and potential channel and strategic partners and may adversely affect market acceptance.

     Security vulnerabilities and weaknesses may be discovered in our services or licensed technology incorporated into a service or in the media by which subscribers access the service. Any security problems in a service or the licensed technology incorporated in the service may require us to expend significant capital and other resources to alleviate the problems. In addition, these problems could limit the number of subscribers to our Portico service and to services of our partners, which could lead to decreased revenues and termination of our relationships with partners. These problems may also cause interruptions or delays in the development of enhancements to our services and those of third parties and may result in lawsuits against us.

     We will continue to incorporate authentication, encryption and other security technologies in our services. However, such technologies may not be adequate to prevent break-ins. In addition, weaknesses in the media by which users access these services, including the Internet, land-line telephones, cellular phones and other wireless devices, may compromise the security of the electronic information accessed from the service. We intend to continue to limit our liability to end users and to our partners, including liability arising from failure of the authentication, encryption and other security technologies incorporated into our services, through contractual provisions. However, such limitations may not eliminate liability. We do not currently have liability insurance to protect against risks associated with forced break-ins or disruptions.

A PRODUCT LIABILITY CLAIM ASSERTED AGAINST US COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We may be subject to claims for damages related to system errors and other defects in our services. Agreements with end users of our services typically contain provisions designed to limit exposure to potential product liability claims. However, these provisions may not be sufficient to protect us from liability. We currently have liability insurance to protect against certain risks associated with system errors and other defects in our services. However, we cannot guarantee that such insurance will be sufficient.

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

     We have four series of preferred stock outstanding, all of which are convertible into common stock. In some cases, the number of shares of common stock issuable upon the conversion of the preferred stock depends on the prices of the common stock as quoted on Nasdaq shortly before the date of conversion. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock will increase and the holders of common stock would experience substantial dilution of their investment. The following shares of preferred stock are currently outstanding:

     - 50,000 shares of Series A preferred stock. Each share of Series A preferred stock is convertible into 72.58 shares of common stock, subject to adjustment for stock splits, dividends and similar events and for future issuances of stock at a price below $1.24 per share. The 50,000 shares of Series A preferred stock outstanding as of March 20, 1999, would be convertible into approximately 3,630,000 shares of common stock.

     - 3,500 shares of Series B preferred stock. Each share of Series B preferred stock is convertible into that number of shares of common stock equal to: (A) $1,000 plus accrued but unpaid dividends divided by (B) the lower of (i) $3.00 and (ii) 85% of the lowest sales price of a share of common stock at any time during the five trading days prior to a conversion date. The number of shares of common stock issuable upon conversion is subject to adjustment, among other things: for stock splits, dividends and similar events; and for future issuances of stock at a price below $3.00 per share or below the trading price as of the date of the issuance. The 3,500 shares of Series B preferred stock outstanding as of March 20, 1999, would be convertible into approximately 1,230,000 shares of common stock.

     - 1,152 shares of Series C preferred stock. Each share of Series C preferred stock is convertible into that number of shares of common stock equal to: (A) $10,000 plus accrued but unpaid dividends plus certain other penalty amounts divided by (B) the lower of (i) $10.00 and (ii) the average of the four lowest closing bid prices of a share of common stock during the 20 trading days prior a conversion date. The number of shares of common stock issuable upon conversion is subject to adjustment, among other things: for stock splits, dividends and similar events; for issuances of stock at a price below $10.00 per share; for future issuances of convertible stock with a variable conversion price; and in the event we fail to comply with certain requirements. The 1,152 shares of Series C preferred stock outstanding as of March 20, 1999, would be convertible into approximately 3,240,000 shares of common stock.

     - 2,000 shares of Series D preferred stock. Each share of Series D preferred stock is convertible into that number of shares of common stock equal to: (A) $10,000 plus accrued but unpaid dividends divided by (B) 110% of the average of closing bid prices of a share of common stock during the ten trading days after, at our sole election, April 29, 1999, May 29, 1999, or June 28, 1999 (the "initial conversion price"). The number of shares of common stock issuable upon conversion is subject to adjustment: for stock splits, dividends and similar events; for future issuances of stock at a price below the initial conversion price; on December 31, 1999, June 30, 2000, and on the last day of each September and March through March 2002, depending on the closing bid prices of our common stock at such times; for future issuances of convertible stock with a variable conversion price; and in the event we fail to comply with certain requirements.

     In order to comply with the rules of the Nasdaq Stock Market, we must obtain stockholder approval prior to issuing shares of common stock upon conversion of our Series D preferred stock in excess of 19.9% of our common stock outstanding as of March 30, 1999, the date of issuance of the Series D preferred stock. If we do not obtain approval, we could in certain circumstances be required to redeem the outstanding shares of the Series D preferred stock. In addition, certain other events could require us to redeem Series D preferred stock and other preferred stock. Redemption of any series of preferred stock could significantly deplete our cash reserves, which would materially adversely affect our financial condition.

     Our board of directors has the authority to issue 433,000 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may sell additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE.

     The market price of our common stock has been and may continue to be extremely volatile. Since our initial public offering in February 1995, the closing price of our common stock has ranged from a high of $26.625 to a low of $0.938 per share. The following factors may have a significant impact on the market price of our common stock:

     - any shortfall in our revenue or net income or in the revenue or net income expected by securities analysts;

     - conversion of preferred stock into common stock that results in substantial dilution to the holders of our common stock;

     - quarterly fluctuations in our financial results or the results of other companies in our industry;

     - changes in analyst's estimates of our financial performance or the financial performance of our competitors;

     - delays in product development or disruptions in our service;

     - investments by large equity partners;

     - the announcement of arrangements with channel or strategic partners by us or our competitors;

     - the announcement of technological innovations by us or our competitors;

     - the introduction of new products or services by us or our competitors;

     - sales of large blocks or significant short selling of our common stock;
       and

     - conditions in the financial markets in general and in our industry in particular.

WE MAY HAVE YEAR 2000 COMPLIANCE ISSUES.

     We face risks related to the inability of computer systems to accurately identify and process dates beyond the year 1999. We are currently taking steps to address these risks for all of our computer systems, including internal systems and systems supplied to us by third parties. These systems include those that are commonly thought of as information technology systems, such as our billing, accounting and network systems. In addition, these systems include those that are non-information technology systems, such as our building control systems, building safety systems and communications systems. Based on currently available information, we do not believe that year 2000 issues will have a material adverse impact on our results of operations or financial condition. However, we may fail to identify all critical year 2000 problems, may not properly assess, remediate or test our systems, and may encounter unexpected delays or costs associated with our year 2000 effort. In addition, we have not completed our assessment of the year 2000 readiness of significant suppliers. We believe that noncompliance of products and services supplied to us by third parties presents the most significant year 2000 risk. We rely on third-party suppliers for a significant number of systems related to our Portico service, such as:

     - the calendar and contact software;

     - the voice recognition software;

     - the text-to-speech software;

     - the billing system; and

     - the network operations center equipment.

In addition, we rely on third parties for key services, such as telecommunications, Internet access and power. In the event that we, or any of our third-party suppliers, are not year 2000 ready, we could experience significant disruptions in our operations and service offerings. Such interruptions could lead to lost sales, loss of relationships with partners and damage to our business reputation.

DELAWARE LAW AND CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS MAY INHIBIT POTENTIAL ACQUISITION BIDS.

     Certain provisions of Delaware law and certain provisions of our charter may inhibit potential acquisition bids for General Magic. We are subject to the antitakeover provisions of the Delaware General Corporation Law, which could delay a merger, tender offer or proxy contest or make such a transaction more difficult. In addition, certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or in management, or may limit the price that certain investors may be willing to pay in the future for shares of common stock. Furthermore, certain series of our preferred stock provide holders rights to redemption of their preferred stock upon a change in control, which could make an acquisition more difficult.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 26, 1999, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

         NAME                 POSITION WITH THE COMPANY       AGE   EMPLOYED SINCE
         ----                 -------------------------       ---   --------------
Steven Markman,          Chairman, Chief Executive Officer    53    September 1996
  Ph.D. ...............  and President
Mary E. Doyle..........  Senior Vice President of Business    46    July 1996
                         Affairs, General Counsel and
                         Secretary
Linda A. Hayes.........  Senior Vice President of Marketing   57    September 1997
James P. McCormick.....  Chief Operating Officer and          40    June 1997
                         Chief Financial Officer
Elena M. Morera........  Vice President of Human Resources    47    July 1996
Robert J. Sandor.......  Vice President of Network            45    August 1998
                         Operations and Customer Support
Kevin J. Surace........  Executive Vice President of          36    November 1996
                         Business Development and Strategy
James E. White.........  Chief Technology Officer             52    April 1991

     STEVEN MARKMAN is the Company's Chairman, Chief Executive Officer and President. Prior to joining the Company in September 1996, Dr. Markman served Novell, Inc. as executive vice president and general manager of the Products Group from January 1996 to September 1996, and as the executive vice president and general manager of the Information Access and Management Group from August 1994 until January 1996. Dr. Markman was vice president of engineering at First Pacific Networks from March 1994 to August 1994, and was a principal at Venture Consulting from September 1993 through March 1994. Dr. Markman holds a B.S. and a M.S. in Electrical Engineering and Electrophysics, respectively, from the Polytechnic Institute of Brooklyn. He also received a Ph.D. in Electrophysics from the Polytechnic Institute of New York.

     MARY E. DOYLE joined the Company in July 1996 as General Counsel and Secretary. She was appointed its Vice President of Business Affairs in January 1997, and its Senior Vice President of Business Affairs in September 1998. Before joining the Company, Ms. Doyle was with Teledyne, Inc. from 1984 to July 1996, where she last served as general counsel of the Aerospace and Electronics segment. Ms. Doyle received an A.B. in Biology and Economics from the University of California, Santa Cruz, and a J.D. from the University of California, Berkeley.

     LINDA A. HAYES joined the Company in September 1997 as Vice President of Marketing, and was appointed Senior Vice President of Marketing in September 1998. Ms. Hayes was vice president of marketing for Pretty Good Privacy, Inc. ("PGP") from August 1996 to September 1997. Prior to joining PGP, she served as vice president of marketing at Novell, Inc. from September 1995 to August 1996. Ms. Hayes was vice president of marketing communications worldwide for Zenith Data Systems from January 1993 to September 1995. Ms. Hayes holds an A.B. in English from Kansas State University, and has completed the Corporate Communications Program at Northwestern University's Kellogg Graduate School.

     JAMES P. MCCORMICK was appointed the Company's Chief Operating Officer and Chief Financial Officer in February 1999. He joined the Company in June 1997 as Vice President of Finance and Administration and Chief Financial Officer, and was appointed Senior Vice President of Finance and Administration in September 1998. From September 1996 to June 1997, Mr. McCormick was vice president of finance and administration and chief financial officer for UB Networks ("UB"), and from July 1994 through September 1995, he served first as director and then as group director of financial planning and analysis for UB. Before joining UB, Mr. McCormick worked with Tandem Computers in a variety of management capacities from July 1989 through May 1994, most recently as senior finance manager for revenue forecasting and planning. Mr. McCormick received his B.S. in Business Administration (Accounting) from the University of Toledo, and his M.B.A. from the University of Michigan.

     ELENA M. MORERA is the Company's Vice President of Human Resources. Before joining the Company in July 1996, Ms. Morera served as vice president of human resources for Scantron Corporation from July 1992 to July 1996. Previously, Ms. Morera was manager of employment and employee relations for Calcomp, Inc. from April 1988 through July 1992. Ms. Morera holds a B.S. in Education from Florida International University, and earned her M.A. in Management from the Claremont Graduate School.

     ROBERT J. SANDOR joined the Company in August 1998 as Vice President of Network Operations and Customer Support. Before joining the Company, he served as senior manager of network operations for Healtheon Corporation from February 1998 to July 1998, and was vice president of operations for InterNex Information Systems, Inc. from June 1997 to February 1998. From April 1993 to June 1997, he was director of MIS and network operations for StarSight Telecast, Inc. Mr. Sandor earned his B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley, and his M.S. in Electrical Engineering from Stanford University.

     KEVIN J. SURACE is the Company's Executive Vice President of Business Development and Strategy. He joined the Company in November 1996 as Vice President of Telephony Solutions, and served as its Vice President of Products and Network Solutions from January 1997 until September 1998. From March 1996 until November 1996, Mr. Surace was an independent executive consultant in the Internet, wireless, software and telecommunications industries. From 1992 through 1996, he held several positions with Air Communications, including president and chief executive officer. Mr. Surace earned his B.S. in Electrical Engineering Technology from the Rochester Institute of Technology.

     JAMES E. WHITE has been the Company's Chief Technology Officer since August 1997. He joined the Company as Director of Communications Engineering in April of 1991, and then served as its Vice President and Chief Technical Officer, Agent Technology, from February 1992 until August 1997. Mr. White received his B.S. in Electrical Engineering from the University of California, Santa Barbara, and an M.S. in Computer Engineering from Stanford University.

ITEM 2. PROPERTIES

     The Company's principal operations are located in a single building in Sunnyvale, California. This facility consists of three floors, each comprising approximately 39,000 square feet, and is occupied under a lease that expires in June 2002. In April 1997, the Company surrendered one floor of its Sunnyvale facility, and terminated office leases in both Paris, France and Tokyo, Japan. The Company also occupies a second facility in Sunnyvale consisting of 20,000 square feet under a lease that expires in April 2003.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company effected an initial public offering ("IPO") on February 9, 1995, with its Common Stock traded on the Nasdaq National Market under the symbol "GMGC." As of December 31, 1998, there were 725 stockholders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders of record. The following table sets forth, for the quarters indicated, the high and low bid price per share of the Company's Common Stock for the last two fiscal years as reported on the Nasdaq National Market:

                                                                PRICE RANGE
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
CALENDAR 1998:
First Quarter...............................................  $ 6.66    $1.25
Second Quarter..............................................   15.44     3.75
Third Quarter...............................................   13.75     4.50
Fourth Quarter..............................................    7.88     4.50
CALENDAR 1997:
First Quarter...............................................  $ 2.63    $1.00
Second Quarter..............................................    2.06     0.94
Third Quarter...............................................    2.22     2.19
Fourth Quarter..............................................    3.38     1.38

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

                                                                                      PERIOD FROM
                                             YEARS ENDED DECEMBER 31,                   5/1/90
                               ----------------------------------------------------   (INCEPTION)
                                 1998       1997       1996       1995       1994     TO 12/31/98
                               --------   --------   --------   --------   --------   -----------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Total revenue................  $  2,286   $  3,456   $  5,917   $ 14,165   $  2,500    $  28,324
Research and development.....    21,133     20,548     23,028     19,297     13,426      114,556
Selling, general and
  administrative.............    21,861     12,676     23,944     18,092     10,394      102,057
Write-off of acquired
  technology and in-process
  research and development...     2,827         --      1,542         --         --        4,369
Compensation expense
  associated with DSI
  divestiture................     1,634         --         --         --         --        1,634
Restructuring................        --         --      3,170         --         --        3,170
Loss from operations.........   (45,651)   (30,696)   (48,527)   (25,337)   (21,320)    (203,745)
Net loss.....................   (38,908)   (28,384)   (45,634)   (20,619)   (21,531)    (186,625)
Loss applicable to common
  stockholders...............   (61,783)   (28,384)   (45,634)   (20,619)   (21,531)    (209,500)
Basic and diluted loss per
  share......................     (2.09)     (1.06)     (1.74)     (0.84)     (1.36)
BALANCE SHEET DATA:
Total assets.................  $ 47,298   $ 36,297   $ 75,936   $115,866   $ 45,891
Deferred revenue,
  noncurrent.................     2,000      4,186      8,200     15,760     10,600
Long-term debt...............     3,778      3,199         --         --         --
Other long-term
  liabilities................       683      2,446      1,369      2,702      2,539
Redeemable convertible
  preferred stock............    28,235         --         --         --         --
Total stockholders' (deficit)
  equity.....................    (1,113)    17,298     45,462     89,092     24,929

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 1 and elsewhere in this report on Form 10-K, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     General Magic, Inc. (the "Company") develops and markets voice-enabled services designed to make it easy and convenient for subscribers to access and act on information important to them. The Company's primary offerings are the Portico(TM) virtual assistant service, introduced in 1998, and voice-enabled services for the Web. One of the Company's core technology assets is its magicTalk(TM) voice user interface, used both in the Portico service and for voice enabling Web content. The Company hosts operations for voice-enabled services in its network operations center, located in Sunnyvale, California.

     The Portico service provides many of the services of a human assistant on an around-the-clock basis. Subscribers -- who today are principally mobile professionals -- may access voice mail, email, calendar, address book, news and stock quotes, either over any telephone or using a standard Web browser from a personal computer. When accessing the Portico service over the telephone, subscribers interact with magicTalk, a personality-rich, natural language voice user interface. With magicTalk, a user doesn't need to remember special voice commands or navigate lengthy push-button menus. The virtual assistant recognizes a full range of conversational commands, from "Call John Smith" to "Would you please call John Smith at home."

     The Company distributes the Portico virtual assistant service through a nationwide network of resellers, as well as direct to consumers through signup on the Web. The Company is also conducting trials of the service with telecommunications carriers, including Qwest Communications Corporation. The Company expects to host customized, private-label versions of the Portico service for those carriers that elect to make the service commercially available to their customers.

     Voice enabling Web content is an emerging growth opportunity for the Company. The Web offers a broad base of potential subscribers, including consumers who may find voice to be an easy way to keep in touch with their favorite Web content when away from home. In 1998, the Company announced an agreement with Intuit, Inc. to voice enable the Quicken.com personal finance Web site.

     The Company is at an early stage of development in its strategy to develop and market voice-enabled services, and is subject to all of the risks inherent in the establishment of a new business enterprise. In order to succeed, the Company must, among other things, secure adequate financial and human resources to meet its requirements; meet the challenges inherent in the timely development and deployment of complex technologies; establish and maintain relationships with telecommunications carriers, device manufacturers Internet companies and other partners for resale, remarketing and distribution of its services; achieve market acceptance for its Portico service and other voice-enabled services; generate sufficient revenues from its services to permit the Company to operate profitably; expand its network operations center to timely accommodate any demand for its services; ensure that third-party developers timely develop, license, deliver and support technologies upon which the Company's services depend; respond effectively to competitive developments; and protect its intellectual property. Any failure to achieve these objectives could have a material adverse effect on the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

     The Company recorded a net loss of $38.9 million, or $2.09 per share, for the year ended December 31, 1998, compared to a net loss of $28.4 million, or $1.06 per share, for the year ended December 31, 1997, and a net loss of $45.6 million, or $1.74 per share, for the year ended December 31, 1996. The net loss per share for the year ended December 31, 1998, included the net loss for the period and $22.9 million in adjustments to accumulated deficit related to preferred stock with favorable conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per share for the year ended December 31, 1998, would have been $1.31 per share.

TOTAL REVENUE

     Total revenue for the year ended December 31, 1998, was $2.3 million, compared to $3.5 million and $5.9 million for the years ended December 31, 1997 and 1996, respectively. Total revenue consists of license fees for the Company's Magic Cap, Telescript and software modem technologies, proceeds from sales of the DataRover handheld communications device ("DataRover 840"), and subscription fees for the Portico service. Licensing revenue consists primarily of nonrefundable, nonrecoupable license fees for the Company's technologies. Other revenue in 1998 consists of proceeds from sales of the DataRover 840 device, fees earned under customer-specific support service contracts, and subscription fees for the Portico service. Other revenue in 1997 and 1996 consists of fees earned under customer-specific engineering, maintenance and support services contracts. Fees from customer-specific engineering projects were recognized under the percentage-of-completion method based on achievement and acceptance of milestones or performance of services, as applicable. Support and maintenance fees were recognized over the period the service or maintenance was provided.

     The decrease in total revenue from 1997 to 1998 was due to a decline in licensing revenue from the Company's legacy Magic Cap technologies partially offset by the receipt of $1.5 million in licensing fees from Microsoft Corp. ("Microsoft"), sales of the DataRover 840 device, and subscriptions to the Portico service. The decrease in total revenue from 1996 to 1997 was due to a decline in support services provided by the Company to licensees of its Magic Cap technology.

     The Company anticipates that revenue from the Portico service will grow gradually in the first half of 1999 due to its efforts to further support the reseller channel and to direct sales over the Web spurred by affiliate marketing programs and banner advertising. The Company expects significant revenue growth in the second half of the year as its partners launch commercial services.

     Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division"). Therefore, the Company's future financial performance will depend on growth in demand for the Company's Portico service and other voice-enabled services and products. If the market for voice-enabled services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

COST OF OTHER REVENUE

     Cost of other revenue for the year ended December 31, 1998, was $482,000, compared to $928,000 and $2.8 million for the years ended December 31, 1997 and 1996, respectively. In 1998, cost of other revenue consisted of hardware costs associated with the DataRover 840 device and equipment depreciation costs associated with the Company's network operations center. The decrease from 1997 to 1998 was due to a decline in support services provided by the Company to licensees of its Magic Cap technology partially offset by hardware and equipment depreciation costs associated with the DataRover 840 device and the network operations center, respectively. The decrease from 1996 to 1997 was due to a decline in support services provided by the Company to licensees of its Magic Cap technology. Cost of other revenue is expected to increase in 1999 compared to 1998 due to an expansion of the Company's network operations center to accommodate up to 500,000 active users by the end of 1999, offset by the elimination of costs associated with the DataRover 840 device.

RESEARCH AND DEVELOPMENT

     Research and development expense for the year ended December 31, 1998, was $21.1 million, compared to $20.5 million and $23.0 million for the years ended December 31, 1997 and 1996, respectively. The increase from 1997 to 1998 was due to an increase in costs associated with the development of the Portico service and the DataRover 840 device. The decrease from 1996 to 1997 was primarily the result of savings attributed to reductions in headcount and discretionary spending, partially offset by $1.1 million in one-time charges for technology license fees related to the development of the Portico service. To date, the Company has expensed all software development costs as incurred.

     The Company expects research and development expenses to increase modestly in 1999 as compared to 1998 as the Company continues to develop the Portico service and other voice-enabled services.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the year ended December 31, 1998, was $21.9 million, compared to $12.7 million and $23.9 million for the years ended December 31, 1997 and 1996, respectively. The increase from 1997 to 1998 was due to staffing increases and additional advertising and marketing expenses associated with the Portico service. The decrease from 1996 to 1997 was primarily due to the implementation of the Company's 1996 restructuring plan, which resulted, among other things, in a decrease in headcount and reduced sales and marketing programs. In addition, the Company closed its sales offices in France and Japan during 1997.

     The Company expects that selling, general and administrative expense will increase modestly in 1999 compared to 1998 as a result of the Company's continued efforts to develop market demand and distribution channels for its Portico service and other voice-enabled services.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In 1998, the Company recognized a charge of $2.8 million for the write-off of acquired in-process research and development in connection with the purchases of NetPhonic Communications, Inc. and NETalk, Incorporated. In 1996, the Company recognized a one-time charge of $1.5 million. Included in this charge was a $1.3 million write-off of the purchase cost of acquired software technology previously capitalized and $200,000 of in-process research and development.

COMPENSATION EXPENSE ASSOCIATED WITH DSI DIVESTITURE

     In 1998, the Company recorded compensation expense of $1.6 million associated with the divestiture of its DataRover Division. In connection with the divestiture of the DataRover Division, approximately 30 employees of the Company became employees of DataRover Mobile Systems, Inc.("DSI"). The Company provided for accelerated vesting of options to acquire 256,000 shares of the Company's common stock held by such employees, and granted an additional 320,000 options to acquire the Company's common stock to such employees. The newly granted options will vest ratably at 1/24 per month over a two-year period. The compensation expense consists of the fair value of the accelerated and newly granted options and severance paid pursuant to an agreement with a Company executive. The compensation expense relating to the options was determined using the Black-Scholes fair market valuation method. The fair value attributable to the accelerated options was expensed in the fourth quarter of 1998, while the fair value associated with the new grant will be expensed over the two-year vesting period of the grant.

RESTRUCTURING

     In the fourth quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. Adoption of the restructuring plan resulted in a charge of $3.2 million in 1996. From the inception of the plan through 1997, the Company incurred cash expenditures of $2.4 million relating to involuntary employee terminations, canceled and vacated leases, and contract settlement costs. In addition, the Company incurred noncash expenditures of $789,000 related to the disposal of office and computer equipment. No other similar charge was taken in 1997 or 1998.

OTHER INCOME, NET

     Total other income, net for the year ended December 31, 1998, was $6.8 million, compared to $2.3 million and $3.0 million for the years ended December 31, 1997 and 1996, respectively. In 1997, the Company transferred certain technology and other assets of its software modem technology group to AltoCom, Inc. ("AltoCom"). The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing agreement in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's legacy partners and the Company recognized approximately $2.4 million in other income in connection with this transaction. In April of 1998, the Company sold its minority interest in AltoCom for a total of $2.5 million, and recognized in other income a gain of $2.2 million on the sale. In 1998, the Company recognized a gain of $1.3 million in connection with the sale of the Company's minority investment in Starfish Software, Inc. ("Starfish"), which was purchased by Motorola, Inc. in September 1998. Also in 1998, the Company recorded $0.8 million in losses to account for 100% of the equity in net losses of DSI from inception through December 31, 1998.

     Excluding the gains from the AltoCom transactions, the investment gains associated with the sales of the Company's investment in Starfish, and the DSI losses, other income, net consisted primarily of interest income and expense. The decreases in net interest income from 1997 to 1998, and from 1996 to 1997 were primarily due to the Company's declining cash, cash equivalent and short-term investment balances. Future net interest income is likely to decrease as cash equivalents and short-term investments are consumed by the Company's normal operating requirements, unless the Company generates additional cash.

INCOME TAXES

     Income taxes for the year ended December 31, 1998, were $19,000, compared to $17,000 and $131,000 for the years ended December 31, 1997 and 1996, respectively. Income taxes were primarily related to foreign withholding taxes on revenue generated from the Company's Japan-based customers.

     As of December 31, 1998, the Company had cumulative federal net operating losses of $181.5 million, which can be used to offset future income subject to federal income tax. The federal tax loss carryforwards will expire from 2006 through 2018. The Company has cumulative California net operating losses of $87.0 million, which can be used to offset future income subject to California income tax. The California tax loss carryforwards will expire from 1999 through 2003.

     As of December 31, 1998, foreign tax credits of $1.7 million were available to reduce future federal income taxes. Foreign tax credit carryforwards expire from 1999 through 2000.

     As of December 31, 1998, unused research and development tax credits of $5.7 million and $3.0 million were available to reduce future federal and California income taxes, respectively. Federal credit carryforwards will expire from 2007 through 2018; California credits will carry forward indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $33.9 million as of December 31, 1998, up $5.1 million from $28.8 million as of December 31, 1997.

     In February 1998, the Company entered into an agreement with Microsoft for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4.5 million. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of December 31, 1998, was $1.24. As of December 31, 1998, 3.6 million shares of the Company's common stock were issuable upon conversion of the Series A preferred stock, representing 7.2% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In March 1998, the Company entered into a financing transaction with a group of private investors that provided $5.0 million in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. Each share of Series B preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series B preferred stock. Each share of Series B preferred stock is entitled to receive cumulative dividends at 5 1/2% per annum of the liquidation preference of the Series B preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series B preferred stock is $1,000 per share plus any accrued but unpaid dividends and is payable pari passu with the Company's Series A preferred stock. Subject to adjustment in certain circumstances, each share of Series B preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $3.00 or 85% of the lowest sales price per share of common stock during the five trading days prior to conversion. The holders of Series B preferred stock have the right to require the Company to redeem any or all then outstanding Series B preferred stock at 130% of the liquidation preference upon the occurrence of certain events, including a change of control transaction, bankruptcy or insolvency of the Company. The Company has the right to redeem all then outstanding Series B preferred stock at 120% of the liquidation preference upon a change of control transaction. As part of the financing transaction, the Company issued warrants to acquire 400,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable.

     In June 1998, for an aggregate purchase price of $2.0 million, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. The holders of Series B preferred stock also agreed to convert at least 2,500 then outstanding shares of Series B preferred stock into common stock. The Company waived its rights to require the holders of the Series B preferred stock to purchase an additional 5,000 shares of Series B preferred stock and warrants to acquire 400,000 shares of common stock. As of December 31, 1998, a total of 2.4 million shares of common stock were issuable upon the conversion of all Series B preferred stock and associated warrants, representing 4.8% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In June 1998, the Company entered into a financing transaction with a group of private investors that provided $30.0 million in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. Each share of Series C preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series C preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series C preferred stock is entitled to receive cumulative dividends at 5% per annum of the stated value ($10,000 per share) of the Series C preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series C preferred stock is $10,000 per share plus any accrued but unpaid dividends and penalties, and is payable pari passu with the Series A and Series B preferred stock. Subject to adjustment in certain circumstances, each share of Series C preferred stock was convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $19.49 ("Fixed Conversion Price") or the average of the four lowest closing bid prices per share of the Company's common stock for the 20 trading days prior to the conversion date which, as of December 31, 1998, was $4.80.

     In October 1998, the holders of the Series C preferred stock and the Company entered into a Voting and Waiver Agreement pursuant to which the holders agreed to amend the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock to provide the Company the flexibility to issue shares of its common stock in connection with mergers, acquisitions and other strategic transactions without triggering antidilution protection related adjustments to the number of shares of common stock into which the Series C preferred stock may be converted in exchange for a reduction of the Fixed Conversion

Price from $19.49 to $10.00. This amendment was approved by the stockholders of the Company at a Special Meeting of Stockholders held on January 21, 1999. As of December 31, 1998, a total of 3.5 million shares of the Company's common stock were issuable upon the conversion of the Series C preferred stock and exercise of associated warrants, representing 6.9% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In certain circumstances (including upon a change of control transaction, the transfer of substantially all of the assets of the Company, or a tender offer made to and accepted by holders of more than 50% of the outstanding common stock of the Company), the holders of Series C preferred stock may require the Company to redeem any or all of the then outstanding Series C preferred stock at 130% of the liquidation preference and, in more limited circumstances (relating to the registration and listing of the common stock of the Company issuable upon conversion of the Series C preferred stock and the Company's timely conversion of such stock) may require the Company to redeem any or all of the then outstanding Series C preferred stock at the greater of 130% of the liquidation preference or the then applicable closing bid price per common share equivalent. Upon submission of Series C preferred stock for conversion at a conversion price of less than $5.00, the Company has the option to redeem any or all of such stock at 110% of the liquidation preference. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable.

     During 1998, adjustments to accumulated deficit of approximately $3.7 million were recorded to recognize the value of favorable conversion rights associated with the Series A preferred stock issued during the period, representing the difference between the fair market value of the Company's common stock on the date of the agreement of $2.25 and the sale price of $1.24 per common share equivalent. Adjustments to accumulated deficit of approximately $8.4 million were recorded in the year ended December 31, 1998, to recognize the value of favorable conversion, redemption and exercise rights associated with the Series B preferred stock and related warrants issued during the period, as well as dividends that accrued during the year. The adjustments principally represent the difference between the fair market value of the Company's common stock on the date of the financing transactions of $3.69 at March 3, 1998, and $12.50 at June 25, 1998, and the per share conversion price of $3.00. Adjustments to accumulated deficit of approximately $10.9 million were recorded in the year ended December 31, 1998, to recognize the value of the favorable redemption rights associated with the Series C preferred stock and dividends that accrued during the year. The adjustments principally represent the difference between the redemption value (130% of the liquidation preference) and the amount of the liquidation preference.

     In December 1997, the Company entered into a $4.0 million term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (7.75% as of December 31, 1998), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of December 31, 1998, $3.1 million was outstanding under this loan.

     In June 1998, the Company secured a $3.0 million term loan with the same financial institution. The loan bears interest at the financial institution's prime rate (7.75% as of December 31, 1998), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of December 31, 1998, $3.0 million was outstanding under this loan.

     As of December 31, 1998, the current and noncurrent portions due under these loans were $2.3 million and $3.8 million, respectively. Both of these term loans contain customary covenants and events of default. As of December 31, 1998, the Company was in full compliance with all loan covenants.

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

     During 1997, the Company entered into an OEM agreement with Oki Electric Industry Co., Ltd. ("Oki Electric") for the manufacture of the DataRover 840 device. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement ("Letter of Credit"). Effective September 1998, the Company amended the terms of the Letter of Credit in connection with an agreement reached with DSI, to increase the total purchase commitment and to allow for an extension in the delivery dates through March 31, 1999. As of December 31, 1998, the Company had $2.3 million on deposit as security with the financial institution issuing the Letter of Credit. This commitment is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. The Company's purchase commitment was valued at $2.3 million as of December 31, 1998. All of this amount is expected to be due in the first three months of 1999. The liability will be recorded upon acceptance of units shipped by Oki Electric.

     In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under five of these agreements, and is subject to the following obligations under the remaining three agreements. The Company must refund to one licensee a prepaid royalty, together with interest, which totaled $2.7 million as of December 31, 1998. This amount will be paid upon demand, and was classified in accrued expenses as of December 31, 1998. The Company has agreed to refund a second licensee the amount of a $1.5 million unrecouped prepaid royalty. The refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. The amount of this refund was also classified in accrued expenses as of December 31, 1998. Finally, the Company has agreed to refund the third licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of December 31, 1998, this obligation was classified in noncurrent deferred revenue. There can be no assurance that the third such licensee will develop products that incorporate the Company's Magic Cap technology. It is uncertain when prepaid royalties currently classified as noncurrent deferred revenue will be recognized as licensing revenue or if they will ever be fully recouped, if at all.

     The Company expects that its cash, cash equivalents and short-term investment balances of $33.9 million as of December 31, 1998, together with additional financing received in the first quarter of 1999, will be adequate to fund the Company's operations through 1999. However, the Company will continue to evaluate additional sources of capital. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its Portico service and other voice-enabled services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's services. To the extent that the Company needs additional public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

     As part of its business strategy, the Company assesses opportunities to enter joint ventures, to acquire or sell businesses, products or technologies and to engage in other like transactions. The Company has made no significant commitment or agreement with respect to any such transaction at this time.

YEAR 2000

     Status. Like many companies and organizations, the Company faces risks related to the inability of computer systems to accurately identify and process dates beyond the year 1999. The Company is currently taking steps to ensure its year 2000 readiness by addressing these risks for all of its computer systems, including its internal systems and systems supplied to it by third parties. These systems include those that are commonly thought of as information technology systems, such as billing, accounting and network systems. In addition, these systems include those that are non-information technology systems, such as building control systems, building safety systems and communications systems.

     The Company has assembled a year 2000 project team and engaged outside consultants to advise it on year 2000 issues. The year 2000 project team has developed a plan to evaluate and to mitigate the risks related to year 2000 issues for (i) systems related to the Company's Portico virtual assistant service and (ii) all other systems. The plan includes each of the following phases for both Portico and other systems:

     - creation of an inventory of all potentially date-sensitive systems, including third-party systems;

     - evaluation and/or testing of all systems;

     - remediation or replacement of systems which are not year 2000 ready;

     - verification of corrected systems;

     - development and implementation of configuration control procedures to assure that systems remain year 2000 ready once they have been determined to be year 2000 ready; and

     - development and implementation of a contingency plan in the event that the Company or its suppliers fail for any reason to attain year 2000 readiness.

     The Company's year 2000 plan has executive sponsorship, is regularly reviewed by senior management, and includes progress reports to the board of directors on a regular basis.

     For all systems related to the Portico service, the Company has completed the inventory and has initiated evaluation and/or testing of the systems identified. The Company believes that certain of these systems are year 2000 ready, and is now in the process of remediating or replacing systems which are not. The Company expects to begin verification of corrected Portico systems during the second quarter of 1999.

     The Company has completed the inventory for all other systems and is now in the process of evaluating and/or testing such systems. The Company believes that certain of these systems are year 2000 ready. The Company expects to complete remediation or replacement of the systems which are not year 2000 ready during the second quarter and to begin verification of corrected systems by the end of the second quarter of 1999.

     The Company expects to complete all phases of the year 2000 plan for systems related to Portico and for all other of its systems by the end of the third quarter of 1999, except that the contingency plan will be developed and implemented during the third and fourth quarters of 1999.

     In the process of evaluating its systems, the Company has contacted certain of its key suppliers to determine whether their operations and the products and services they provide are year 2000 ready. During the second quarter, the Company will request written assurances of year 2000 readiness from all significant suppliers who have not otherwise provided sufficient written assurances. Based on its inquiries to date, the Company believes that certain third-party systems will require remediation or replacement. If remediation or replacement is not practicable, the Company will seek alternative suppliers whose products and services are year 2000 ready.

     Costs. The Company believes that the costs related to its year 2000 effort will not exceed $600,000, approximately 14% of its actual and anticipated information technology operating budget for fiscal years 1998 and 1999. The Company estimates that the total costs will include approximately $160,000 for external consultants and advisers, approximately $100,000 for replacement of systems which are not year 2000 ready and approximately $330,000 for the direct costs of internal employees working on the year 2000 project. The Company does not expect to incur any costs related to delay of its non-year 2000 information technology efforts or to the acceleration of system upgrades or replacements. The Company has and will continue to fund its year 2000 effort from cash on hand. As of December 31, 1998, the Company had incurred approximately $180,000 in costs related to the execution of its year 2000 plan.

     Risks. Based on currently available information, the Company does not believe that year 2000 issues will have a material adverse impact on its results of operations or financial condition. However, the Company may fail to identify all critical year 2000 problems, may not properly assess, remediate or test its systems, and may encounter unexpected delays or costs associated with its year 2000 effort. In addition, the Company has not completed its assessment of the year 2000 readiness of significant suppliers. The Company believes that products and services supplied by third parties present the greatest year 2000 risks to the Company. The Company relies on third-party suppliers for a significant number of systems related to its Portico service, such as:

     - the calendar and contact software;

     - the voice recognition software;

     - the text-to-speech software;

     - the billing system; and

     - the network operations center equipment.

     In addition, the Company relies on third parties for key services, such as telecommunications, Internet access and power. In the most reasonably likely worst case scenario, one of the Company's critical systems and/or one of the critical systems supplied by a third party could prove to be noncompliant and fail. Such a failure could lead to interruptions in the Company's operations and service offerings. Such interruptions could lead to lost sales, loss of relationships with partners and damage to the Company's business reputation. Due to the large number of variables involved, the Company cannot provide an estimate of the damages it may suffer if it or its suppliers are not year 2000 ready.

     Note: The foregoing discussion of year 2000 issues shall be considered "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations. We do have a letter of credit denominated in Japanese yen. A subsequent 10% fluctuation that strengthens the Japanese yen would increase our commitment as of December 31, 1998, by approximately $243,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

     1. FINANCIAL STATEMENTS                                                PAGE
       Report of Management..................................................F-2
       Report of Independent Auditors........................................F-3
       Consolidated Balance Sheets...........................................F-4
       Consolidated Statements of Operations.................................F-5
       Consolidated Statements of Stockholders' Equity (Deficit).............F-6
       Consolidated Statements of Cash Flows.................................F-7
       Notes to Consolidated Financial Statements............................F-8

     2.FINANCIAL STATEMENT SCHEDULES

       All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

     3.EXHIBITS

       See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) REPORTS ON FORM 8-K

     A Form 8-K was filed on October 22, 1998, to report an amendment to the terms upon which the Company's Series C Convertible Preferred Stock was offered.

                              REPORT OF MANAGEMENT

     Responsibility for the preparation, integrity and objectivity of the financial information presented in this annual report rests with the management of General Magic, Inc. (the "Company"). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, applying certain estimates and judgments as required.

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

     KPMG LLP, independent auditors, are retained to express an opinion on the Company's consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors is composed solely of nonemployee directors, and is responsible for recommending to the Board the independent auditors firm to be retained for the coming year, subject to stockholder approval. The Audit Committee meets periodically and privately with the independent auditors and with the Company's management to review accounting, auditing, financial control and financial reporting matters.

                                          Steven Markman
                                          Chairman of the Board, Chief Executive
                                          Officer, and President

                                          James P. McCormick
                                          Chief Operating Officer
                                          and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of General Magic, Inc.:

     We have audited the accompanying consolidated balance sheets of General Magic, Inc. and subsidiary (a development stage enterprise) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from May 1, 1990 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Magic, Inc. and subsidiary (a development stage enterprise) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from May 1, 1990 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Mountain View, California
January 22, 1999, except as to note 17,
which is as of March 30, 1999

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents (including restricted cash of
    $2,280 and $3,300 in 1998 and 1997, respectively).......  $  21,845    $  17,414
  Short-term investments....................................     12,075       11,387
  Other current assets......................................      1,700        1,206
                                                              ---------    ---------
         Total current assets...............................     35,620       30,007
                                                              ---------    ---------
Property and equipment, net.................................      7,507        5,148
Other assets................................................      4,171        1,142
                                                              ---------    ---------
         Total assets.......................................  $  47,298    $  36,297
                                                              =========    =========
                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $   1,348    $     952
  Accrued expenses..........................................      9,980        7,191
  Current portion of long-term debt.........................      2,333          801
  Other current liabilities.................................         54          224
                                                              ---------    ---------
         Total current liabilities..........................     13,715        9,168
Deferred revenue............................................      2,000        4,186
Long-term debt..............................................      3,778        3,199
Other long-term liabilities.................................        683        2,446
                                                              ---------    ---------
         Total liabilities..................................     20,176       18,999
                                                              =========    =========
Commitments
Redeemable, convertible Series C preferred stock, $0.001 par value
  Stated at involuntary liquidation preference
  Authorized: 3 shares
  Issued and outstanding: 1998 -- 2; 1997 -- None...........     20,658           --
Redeemable, convertible Series B preferred stock, $0.001 par value
  Stated at involuntary liquidation preference
  Authorized: 12 shares
  Issued and outstanding: 1998 -- 6; 1997 -- None...........      7,577           --
Stockholders' (deficit) equity:
  Convertible Series A preferred stock, $0.001 par value
    Liquidation preference: 1998 -- $4,500; 1997 -- None
    Authorized: 50 shares
    Issued and outstanding: 1998 -- 50; 1997 -- None........         --           --
  Preferred stock, $0.001 par value
    Authorized: 435 shares
    Issued and outstanding: 1998 and 1997 -- None...........         --           --
  Common stock, $0.001 par value
    Authorized: 60,000 shares
    Issued and outstanding: 1998 -- 33,400;
      1997 -- 26,892........................................         33           27
  Additional paid-in capital................................    208,557      165,039
  Deferred compensation.....................................         --          (58)
  Accumulated other comprehensive loss......................         --            7
  Deficit accumulated during development stage..............   (209,500)    (147,717)
                                                              ---------    ---------
                                                                   (910)      17,298
  Less treasury stock, at cost: 1998 -- 46; 1997 -- 0.......       (203)          --
                                                              ---------    ---------
         Total stockholders' (deficit) equity...............     (1,113)      17,298
                                                              ---------    ---------
                                                              $  47,298    $  36,297
                                                              =========    =========

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    PERIOD FROM
                                                                                    MAY 1, 1990
                                                YEARS ENDED DECEMBER 31,          (INCEPTION) TO
                                            --------------------------------       DECEMBER 31,
                                              1998        1997        1996             1998
                                            --------    --------    --------    -------------------
Statement of operations data:
  Licensing revenue.....................    $  1,610    $  2,454    $  2,451         $  18,905
  Other revenue.........................         676       1,002       3,466             9,419
                                            --------    --------    --------         ---------
          Total revenue.................       2,286       3,456       5,917            28,324
                                            --------    --------    --------         ---------
  Costs and expenses:
     Cost of other revenue..............         482         928       2,760             6,283
     Research and development...........      21,133      20,548      23,028           114,556
     Selling, general and
       administrative...................      21,861      12,676      23,944           102,057
     Write-off of acquired technology
       and in-process research and
       development......................       2,827          --       1,542             4,369
     Compensation expense associated
       with DSI divestiture.............       1,634          --          --             1,634
     Restructuring......................          --          --       3,170             3,170
                                            --------    --------    --------         ---------
          Total costs and expenses......      47,937      34,152      54,444           232,069
                                            --------    --------    --------         ---------
Loss from operations....................     (45,651)    (30,696)    (48,527)         (203,745)
Other income, net.......................       6,762       2,329       3,024            19,427
                                            --------    --------    --------         ---------
Loss before income taxes................     (38,889)    (28,367)    (45,503)         (184,318)
Income taxes............................          19          17         131             2,307
                                            --------    --------    --------         ---------
          Net loss......................     (38,908)    (28,384)    (45,634)         (186,625)
                                            --------    --------    --------         ---------
Favorable conversion rights on
  convertible Series A preferred
  stock.................................      (3,665)         --          --            (3,665)
Favorable conversion and redemption
  rights on redeemable, convertible
  Series B preferred stock, favorable
  exercise rights on warrants and
  preferred stock dividend..............      (8,352)         --          --            (8,352)
Favorable redemption rights on
  redeemable, convertible Series C
  preferred stock and preferred stock
  dividend..............................     (10,858)         --          --           (10,858)
                                            --------    --------    --------         ---------
Loss applicable to common
  stockholders..........................    $(61,783)   $(28,384)   $(45,634)        $(209,500)
                                            ========    ========    ========         =========
Basic and diluted loss per share........    $  (2.09)   $  (1.06)   $  (1.74)
                                            ========    ========    ========
Shares used in computing per share
  amounts...............................      29,630      26,778      26,181
                                            ========    ========    ========

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                    CONVERTIBLE                                             DEFICIT
                                 SERIES A PREFERRED                                       ACCUMULATED                   TOTAL
                                       STOCK          COMMON STOCK   ADDITIONAL              DURING                 STOCKHOLDERS'
                                 ------------------   ------------    PAID-IN             DEVELOPMENT    TREASURY      EQUITY
                                   SHARES      AMT    SHARES   AMT    CAPITAL     OTHER      STAGE        STOCK       (DEFICIT)
                                 ----------   -----   ------   ---   ----------   -----   ------------   --------   -------------
Issuance of common stock......          --    $ --     6,480   $ 6    $    417    $  --    $      --      $  --       $    423
Issuance of stock warrants....          --      --        --    --         250       --           --         --            250
Transfer of equipment from a
 related party, at fair market
 value........................          --      --        --    --          35       --           --         --             35
Net loss......................          --      --        --    --          --       --         (474)        --           (474)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1990...          --      --     6,480     6         702       --         (474)        --            234
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Issuance of common stock......          --      --     1,350     1         134       --           --         --            135
Issuance of common stock under
 employee stock option plan...          --      --        26    --           2       --           --         --              2
Termination of stock
 warrants.....................          --      --        --    --        (250)      --           --         --           (250)
Contribution of capital.......          --      --        --    --         125       --           --         --            125
Net loss......................          --      --        --    --          --       --       (3,579)        --         (3,579)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1991...          --      --     7,856     7         713       --       (4,053)        --         (3,333)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Issuance of common stock under
 employee stock option plan...          --      --       557     1          55       --           --         --             56
Net loss......................          --      --        --    --          --       --      (10,055)        --        (10,055)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1992...          --      --     8,413     8         768       --      (14,108)        --        (13,332)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Issuance of common stock under
 employee stock option plan...          --      --       102     1          27       --           --         --             28
Employee compensation for
 founder stock gift to
 employees, at fair market
 value........................          --      --        --    --         127       --           --         --            127
Net loss......................          --      --        --    --          --       --      (17,441)        --        (17,441)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1993...          --      --     8,515     9         922       --      (31,549)        --        (30,618)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Issuance of common stock under
 employee stock option plan...          --      --       273    --         111       --           --         --            111
Termination of preferred stock
 redemption feature...........       6,843       7        --    --      30,447       --           --         --         30,454
Repurchase of common stock....          --      --      (800)   (1)        (51)      --           --         --            (52)
Issuance of Series I through N
 preferred stock..............       3,609       3        --    --      46,562       --           --         --         46,565
Net loss......................          --      --        --    --          --       --      (21,531)        --        (21,531)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1994...      10,452      10     7,988     8      77,991       --      (53,080)        --         24,929
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Proceeds from issuance of
 common stock in initial
 public offering, net of
 expenses.....................          --      --     6,325     7      81,248       --           --         --         81,255
Conversion of preferred stock
 into common stock............     (10,452)    (10)   10,452    10          --       --           --         --             --
Issuance of common stock under
 stock option and purchase
 plans........................          --      --     1,024     1       3,356       --           --         --          3,357
Unrealized gain on
 investments..................          --      --        --    --          --      170           --         --            170
Net loss......................          --      --        --    --          --       --      (20,619)        --        (20,619)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1995...          --      --    25,789    26     162,595      170      (73,699)        --         89,092
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Purchase of technology in
 exchange for shares of common
 stock........................          --      --       141    --         697       --           --         --            697
Issuance of common stock under
 stock option and purchase
 plans........................          --      --       489    --       1,242       --           --         --          1,242
Unrealized gain on
 investments..................          --      --        --    --          --       65           --         --             65
Net loss......................          --      --        --    --          --       --      (45,634)        --        (45,634)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1996...          --      --    26,419    26     164,534      235     (119,333)        --         45,462
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Issuance of common stock under
 stock option and purchase
 plans........................          --      --       293     1         261       --           --         --            262
Issuance of restricted common
 stock........................          --      --       135    --         169     (155)          --         --             14
Amortization of deferred
 compensation.................          --      --        --    --          --       97           --         --             97
Purchase of technology in
 exchange for shares of common
 stock........................          --      --        45    --          75       --           --         --             75
Unrealized loss on
 investments..................          --      --        --    --          --     (228)          --         --           (228)
Net loss......................          --      --        --    --          --       --      (28,384)        --        (28,384)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1997...          --      --    26,892    27     165,039      (51)    (147,717)        --         17,298
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Issuance of common stock under
 stock option and purchase
 plans........................          --      --     1,241     1       2,683       --           --         --          2,684
Issuance of Series A preferred
 stock........................          50      --        --    --       8,128       --       (3,665)        --          4,463
Issuance of Series B preferred
 stock........................          --      --        --    --       5,849       --       (8,033)        --         (2,184)
Issuance of Series C preferred
 stock........................          --      --        --    --         496       --       (9,984)        --         (9,488)
Issuance of restricted common
 stock........................          --      --       280    --         394     (401)          --         --             (7)
Conversion of preferred
 stock........................          --      --     3,330     3      21,055       --           --         --         21,058
Dividends on preferred
 stock........................          --      --        --    --          --       --       (1,193)        --         (1,193)
Purchase of treasury stock....          --      --        --    --          --       --           --       (203)          (203)
Amortization of deferred
 compensation.................          --      --        --    --          --      452           --         --            452
Purchase of NetPhonic and
 NETalk.......................          --      --     1,577     2       3,253       --           --         --          3,255
Compensation associated with
 DSI divestiture..............          --      --        --    --       1,390       --           --         --          1,390
Exercise of warrants..........          --      --        80    --         270       --           --         --            270
Net loss......................          --      --        --    --          --       --      (38,908)        --        (38,908)
                                  --------    ----    ------   ---    --------    -----    ---------      -----       --------
Balances, December 31, 1998...    $     50    $ --    33,400   $33    $208,557    $  --    $(209,500)     $(203)      $ (1,113)
                                  ========    ====    ======   ===    ========    =====    =========      =====       ========

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   PERIOD FROM
                                                                                                   MAY 1, 1990
                                                                  YEARS ENDED DECEMBER 31,        (INCEPTION) TO
                                                              --------------------------------     DECEMBER 31,
                                                                1998        1997        1996           1998
                                                              --------    --------    --------    --------------
Cash flows from operating activities:
  Net loss..................................................  $(38,908)   $(28,384)   $(45,634)     $(186,625)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Employee compensation for founder stock gift to
      employees, at fair market value.......................        --          --          --            127
    Depreciation and amortization...........................     3,044       2,849       3,233         13,793
    Equity in net loss of unconsolidated affiliate..........       725          --          --            725
    Amortization of deferred gain from sale and leaseback
      financing.............................................        --         (72)        (96)          (285)
    Compensation expense associated with DSI divestiture....     1,390          --          --          1,390
    Deferred revenue........................................    (2,186)     (2,339)        200         13,049
    Amortization of deferred compensation...................       452          97          --            549
    Write-off of acquired technology and in-process research
      and development.......................................     2,827          --       1,343          4,170
    Changes in items affecting operations:
      Other current assets..................................    (1,540)          6       2,294         (3,246)
      Accounts payable and accrued expenses.................     1,620     (10,775)      4,570          1,285
                                                              --------    --------    --------      ---------
Net cash used in operating activities.......................   (32,576)    (38,618)    (34,090)      (155,068)
                                                              --------    --------    --------      ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (22,430)    (53,352)    (52,338)      (276,175)
  Proceeds from sales and maturities of short-term
    investments.............................................    21,733      85,894      72,408        264,098
  Investments in unconsolidated affiliates..................    (2,834)         --          --         (2,834)
  Acquisitions of NetPhonic and NETalk......................      (300)         --          --           (300)
  Purchases of property and equipment.......................    (5,711)     (2,716)     (2,203)       (20,970)
  Other assets..............................................     1,163        (630)       (902)          (812)
                                                              --------    --------    --------      ---------
Net cash provided by (used in) investing activities.........    (8,379)     29,196      16,965        (36,993)
                                                              --------    --------    --------      ---------
Cash flows from financing activities:
  Proceeds from sale and leaseback financing................        --          --          --          1,885
  Repayment of capital lease obligations....................      (209)       (985)       (718)        (2,553)
  Proceeds from issuance of debt............................     3,000       4,000          --          7,000
  Repayment of debt.........................................      (903)         --          --           (903)
  Proceeds from sale of common stock and warrants, net of
    offering cost...........................................     2,953         351       1,242         90,073
  Proceeds from sale of redeemable, preferred stock.........    36,433          --          --         80,433
  Proceeds from sale of preferred stock.....................     4,463          --          --         37,482
  Repurchase of common stock................................      (203)         --          --           (255)
  Other long-term liabilities...............................      (148)       (236)       (256)           744
                                                              --------    --------    --------      ---------
Net cash provided by financing activities...................    45,386       3,130         268        213,906
                                                              --------    --------    --------      ---------
Net increase (decrease) in cash and cash equivalents........     4,431      (6,292)    (16,857)        21,845
Cash and cash equivalents, beginning of year/period.........    17,414      23,706      40,563             --
                                                              --------    --------    --------      ---------
Cash and cash equivalents, end of year/period...............  $ 21,845    $ 17,414    $ 23,706      $  21,845
                                                              ========    ========    ========      =========
Supplemental disclosures of cash flow information:
  Income taxes paid during the year/period..................  $     19    $     22    $    136      $   2,066
  Interest paid during the year/period......................       410         118         261            789
  Noncash investing and financing activities:
    Deferred compensation for restricted stock issuances....       394         155          --            548
    Reclassification of advance royalties from deferred
      revenue to other long-term liabilities................                 1,500          --          1,500
    Purchase of technology and other intangibles in exchange
      for shares of common stock............................     3,255          75         697          4,027
    Reclassification of advance royalties from deferred
      revenue to accrued liabilities........................        --          --       9,049          9,049
    Reclassification of long-term liability to accrued
      expenses..............................................     1,563          --          --          1,563
    Capital equipment acquired under capital lease
      obligations...........................................        --          --          --          2,622
    Preferred stock redemption and conversion rights and
      dividends.............................................    22,875          --          --         22,874
    Transfer of assets to unconsolidated affiliate..........     1,469          --          --          1,469
    Conversion of redeemable preferred stock into preferred
      stock.................................................        --          --          --         44,000
    Conversion of preferred stock into common stock.........    21,058          --          --         21,327

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     General Magic, Inc. (the "Company") develops and markets voice-enabled services designed to make it easy and convenient for subscribers to access and act on information important to them. The Company's primary offerings are the Portico(TM) virtual assistant service, introduced in 1998, and voice-enabled services for the Web. The Company's core technology asset is the magicTalk(TM) voice user interface, used both in the Portico service and for voice enabling Web content. The Company hosts operations for voice-enabled services in its network operations center, located in Sunnyvale, California.

     The Company was incorporated in California in May 1990, and reorganized as a Delaware corporation in February 1995. The Company is a development stage enterprise. The Company has generated minimal revenues to date and, as a consequence of its change in business strategy, expects to incur significant losses through 1999. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future. The Company expects that its cash, cash equivalents, and short-term investment balances as of December 31, 1998, together with the additional financing received in the first quarter of 1999, will be adequate to fund the Company's operations through 1999.

     The Company is at an early stage of development in its strategy to develop and market voice-enabled services, and is subject to all of the risks inherent in the establishment of a new business enterprise. In order to succeed, the Company must, among other things, secure adequate financial and human resources to meet its requirements; meet the challenges inherent in the timely development and deployment of complex technologies; establish and maintain relationships with telecommunications carriers, device manufacturers, Internet companies and other partners for resale, remarketing and distribution of its services; achieve market acceptance for its Portico service and other voice-enabled services; generate sufficient revenues from its services to permit the Company to operate profitably; expand its network operations center to timely accommodate any demand for its services; ensure that third-party developers timely develop, license, deliver and support technologies upon which the Company's services depend; respond effectively to competitive developments; and protect its intellectual property. Any failure to achieve these objectives could have a material adverse effect on the Company's business, operating results and financial condition.

  Foreign Currency and International Operations

     The Company's operations outside the United States related primarily to its foreign sales offices in France and Japan. In November 1995, the Company formed a wholly owned subsidiary, General Magic France, to centralize its European sales and marketing efforts. As a result of the restructuring plan adopted and implemented by the Company in the fourth quarter of 1996, the Company closed its sales offices in Japan and France. The assets, liabilities and results of these foreign operations were not significant for any of the years presented. The Company denominated substantially all of its transactions in the U.S. dollar. Gains and losses on foreign currency transactions were not significant.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Revenue Recognition

     Licensing revenue primarily represents revenue from nonrefundable, nonrecoupable license fees for the Company's technologies and royalty revenue from original equipment manufacturer ("OEM") shipments of devices incorporating the Company's technologies. Other revenue in 1998 consists of proceeds from sales of the DataRover handheld communication device ("DataRover 840"), fees earned under customer-specific support service contracts, and subscription fees for the Portico service. Other revenue in 1997 and 1996 consists of fees earned under customer-specific engineering, maintenance and support services contracts.

     The Company recognizes nonrefundable, nonrecoupable license fees upon delivery of its technology to its licensees. Royalties associated with OEM licensees are recognized upon shipment of the product incorporating the Company's technology to the OEM's customers provided that the collection of the related receivable is deemed probable. Royalties associated with potential OEM product returns are estimated and provided for in the period of sale. Licensing revenue from network operators is recognized as earned based upon usage and, in certain cases, based on subscriber registration. Advance payments of licensing revenue and fees received prior to revenue recognition are recorded as deferred revenue.

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

     In connection with a purchase commitment, the Company had $2,280,000 in restricted cash as of December 31, 1998 (see Note 14, "Commitments").

     The Company has classified its investments as "available-for-sale." Investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a component of comprehensive income. Interest income is recorded using the effective interest rate, with amortization of associated premium or discount included in "investment income." The cost of securities sold is determined based upon the specific identification method.

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

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

  Software Development Costs

     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and,

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accordingly, also have been charged to operations as incurred. From inception through December 31, 1998, no software development costs have been capitalized.

  Income Taxes

     The Company provides for income taxes using the asset and liability method under which provision for deferred income taxes is based on enacted tax laws and rates applicable to the periods in which the taxes become payable.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share. Prior and current periods have been recalculated to conform to SFAS No. 128. However, as the Company has had net losses for all periods presented, basic and diluted loss per share are no different than the primary loss per share previously disclosed. The computation of diluted loss per share does not include common stock issuable upon the exercise of outstanding options or warrants or upon the conversion of outstanding preferred stock. As of December 31, 1998, 1997 and 1996, there were 7,315,000, 4,991,000 and 3,926,000 options outstanding, respectively. As of December 31, 1998, there were warrants for the purchase of 630,000 shares of common stock outstanding, 3,629,000 shares of common stock issuable upon the conversion of Series A preferred stock, 1,943,000 shares of common stock issuable upon the conversion of Series B preferred stock, and 3,313,000 shares of common stock issuable upon the conversion of Series C preferred stock.

     Basic and diluted loss per share are computed by dividing loss available to holders of common stock by the weighted-average number of shares of common stock outstanding during the period.

  Comprehensive Income/Loss

     Effective January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive loss in interim periods and additional disclosures of the components of comprehensive loss on an annual basis. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. There were no material differences between the Company's comprehensive loss and net loss for the periods presented.

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

  Advertising Costs

     Costs incurred for producing and publishing advertisements are expensed when incurred. Advertising expense was $1,946,000, $118,000, and $733,000 for 1998, 1997, and 1996, respectively.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Amortization of Intangibles

     Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from two to five years.

  Stock-Based Compensation

     The Company has elected to continue to use the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial position or results of operations.

  New Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. SOP 98-1 must be adopted by the Company effective as of fiscal 1999 and is not expected to have a material impact on the Company's consolidated results of operations.

NOTE 2: AGREEMENTS WITH STOCKHOLDERS AND DEFERRED REVENUE

     In connection with the Company's initial strategy to promote its Magic Cap and Telescript technologies, the Company entered into various contractual arrangements with certain stockholders. Substantially all of the Company's revenue from its May 1, 1990, inception was generated from such stockholders, or their affiliates.

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

     In September 1996, the Company entered into an agreement with one of these five Magic Cap licensees which, among other things, permitted the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment, amended the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extended the date for refund of unrecouped prepaid royalties to November 2, 1999, and provided that no interest will be due upon any refund. During 1998, the Company transferred this obligation to Altocom, Inc. in exchange for discontinuing a certain revenue sharing agreement (see Note 7).

     As of December 31, 1998, three of the remaining four companies had demanded and received repayment of the unrecouped prepaid royalties. The obligations outstanding under the agreements with the five companies as of December 31, 1998, amounted to $2,717,000 and was classified in current liabilities.

     Additionally, in 1994 and 1995, the Company entered into Magic Cap technology license agreements with three other stockholders. These license agreements each provided for the payment of a $2,500,000 nonrefundable, nonrecoupable license fee. The agreements also provided for the payment of up to $2,500,000 in prepaid royalties, payable in installments upon the Company's achievement of certain technology milestones. Failure to deliver the technology milestones entitled each licensee to terminate its agreement and obtain a refund of unrecouped prepaid royalties in two equal annual installments of principal, plus interest

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from the date of termination, payable commencing one year following termination of the agreement. During the fourth quarter of 1996, each of the three licensees demanded delivery of the final milestone due under the license agreements. The Company delivered the final milestone in January 1997.

     In June 1997, the Company reached an agreement to resolve the claims of, and terminate the license agreement with, one of the three licensees. In consideration, the Company agreed to refund the unrecouped prepaid royalties of $1,500,000, waive any further payments otherwise due under the agreement, and grant a royalty-free license to certain software modem technology. The $1,500,000 refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing, is classified in accrued expenses, and is payable in August 1999. In September 1997, the Company reached agreement with a second of the three licensees providing for acceptance of the final milestone, subject to certain conditions which were satisfied by the Company later that month. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and recognized $2,000,000 in licensing revenue. In October 1997, the Company reached agreement with the third licensee, which also provided for acceptance of the final milestone. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and agreed to refund prepaid royalties not recouped by January 1, 2003, plus any accrued interest, on or before December 31, 2003. The remaining obligation of $2,000,000 is classified as noncurrent deferred revenue.

NOTE 3: RESTRUCTURING

     In the fourth quarter of 1996, the Company announced and implemented a restructuring plan designed to reduce costs and achieve long-term profitability in the Company's operations. The Company's restructuring consisted primarily of terminating approximately 60 employees; vacating certain facilities and canceling auto leases related to the employee terminations; disposing of certain office and computer equipment; and settling a contractual obligation resulting from a change in the Telescript product strategy.

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

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Restructuring costs and related accrual consisted of the following (in thousands):

                                                      ACCRUED                                   ACCRUED
                                                   BALANCE AS OF                             BALANCE AS OF
                                                    DECEMBER 31,                              DECEMBER 31,
                   COMPONENTS                           1996        SPENDING   ADJUSTMENTS        1997
                   ----------                      --------------   --------   -----------   --------------
Payments to employees involuntarily
  terminated(C)..................................      $  823        $  724       $(99)          $   --
Payments on canceled or vacated facilities and
  auto leases(C).................................         394           394         --               --
Disposal of office and computer equipment(NC)....         690           789         99               --
Contract settlement costs(C).....................         900           900         --               --
                                                       ------        ------       ----           ------
                                                       $2,807        $2,807       $ --           $   --
                                                       ======        ======       ====           ======

---------------
(C): Cash; (NC): Noncash.

NOTE 4: CONSOLIDATED FINANCIAL STATEMENT DETAILS

  Cash Equivalents and Short-Term Investments

     Cash equivalents and short-term investments consisted of the following (in thousands):

                                                                                          ESTIMATED
                                                              UNREALIZED    UNREALIZED      FAIR
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ---------
AS OF DECEMBER 31, 1998
Money market funds...............................  $ 9,868        $--           $--        $ 9,868
Certificates of deposit..........................    2,280        --            --           2,280
Government securities............................    2,839        --            --           2,839
Commercial paper.................................   18,022        --            --          18,022
                                                   -------        --            --         -------
                                                   $33,009        $             $          $33,009
                                                   =======        ==            ==         =======
AS OF DECEMBER 31, 1997
Money market funds...............................  $10,717        $--           $--        $10,717
Certificates of deposit..........................    3,324        --            --           3,324
Commercial paper.................................   13,875         7            --          13,882
                                                   -------        --            --         -------
                                                   $27,916        $7            $--        $27,923
                                                   =======        ==            ==         =======

     The Company's investments were classified as follows (in thousands):

                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Cash equivalents.........................................  $20,934    $16,536
Short-term investments...................................   12,075     11,387
                                                           -------    -------
                                                           $33,009    $27,923
                                                           =======    =======

     All short-term investments have weighted-average original maturities of less than one year.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Property and Equipment

     The components of property and equipment were as follows (in thousands):

                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Office equipment and computers...........................  $13,175    $ 9,133
Furniture and fixtures...................................    2,373      2,315
Leasehold improvements...................................      996        546
                                                           -------    -------
                                                            16,544     11,994
Less accumulated depreciation and amortization...........    9,037      6,846
                                                           -------    -------
                                                           $ 7,507    $ 5,148
                                                           =======    =======
Capital lease equipment included in property and
  equipment consisted of:
  Cost...................................................  $   483    $   688
  Less accumulated amortization..........................      479        516
                                                           -------    -------
                                                           $     4    $   172
                                                           =======    =======

  Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                             1998        1997
                                                            -------     -------
Prepaid royalty payment and accrued interest..............  $4,217      $3,318
Employee compensation.....................................   3,688       2,384
Other.....................................................   2,075       1,489
                                                            ------      ------
                                                            $9,980      $7,191
                                                            ======      ======

  Other Income, net

     Other income, net consisted of the following (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998      1997      1996
                                                  ------    ------    -------
Gain on AltoCom transactions....................  $4,686    $   --    $    --
Gain on sale of Starfish, Inc. .................   1,318        --         --
Equity in net loss of DSI.......................    (725)       --         --
Interest income.................................   1,925     2,917      4,691
Interest expense................................    (574)     (142)    (1,818)
Other...........................................     132      (446)       151
                                                  ------    ------    -------
                                                  $6,762    $2,329    $ 3,024
                                                  ======    ======    =======

NOTE 5: FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company invests its excess

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cash in U.S. government securities and commercial paper. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to ensure safety of principal.

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

  Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and long-term debt, the carrying amounts approximate fair value.

NOTE 6: PURCHASED TECHNOLOGIES FROM ACTIVE PAPER, INC. AND CONTERRA, INC.

     In April 1996, the Company purchased rights to two Internet applications from Active Paper, Inc. Upon the date of acquisition, $1,596,000 associated with the purchase cost of this acquired developed technology was capitalized. In September 1996, the Company conducted an analysis of expected cash flows and determined that the carrying amount of the asset's then recorded value of $1,343,000, net of $253,000 in amortization, was in excess of the expected undiscounted cash flows associated with the asset. As the fair value of the asset, which was calculated using the discounted expected future cash flows method, was not significant, the Company recognized in the third quarter of 1996 an impairment loss equal to the carrying amount of the asset.

     In July 1996, the Company acquired certain assets from Conterra, Inc. for approximately $230,000 and recognized a $199,000 charge for in-process research and development costs in connection with the acquisition.

NOTE 7: INVESTMENTS IN CONITA TECHNOLOGIES, INC. AND ALTOCOM, INC.

     In January 1998, the Company discontinued operations of its South Carolina office and entered into an agreement with Conita Technologies, Inc. ("Conita"), a company founded by former employees of the South Carolina office. Under the agreement, the Company obtained a 10% minority interest in Conita through the purchase of preferred stock for a total of $758,000. The Company accounts for its investment in Conita under the cost method.

     In 1997, the Company transferred certain technology and other assets of its software modem technology group to AltoCom, Inc. ("AltoCom"). The Company retained a minority interest in AltoCom and a share of its ongoing revenue stream. In January 1998, the Company and AltoCom agreed to discontinue the revenue sharing agreement in exchange for certain consideration, including the assumption by AltoCom of a $2,186,000 obligation to one of the Company's legacy partners. The Company recognized $2,446,000 in other income during the first quarter of 1998 in connection with this transaction. In April 1998, the Company sold its minority interest in AltoCom for a total of $2,495,000, and recognized in other income a gain of $2,240,000 on the sale.

NOTE 8: DIVESTITURE OF THE DATAROVER DIVISION AND INVESTMENT IN DATAROVER MOBILE SYSTEMS, INC.

     Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division") in a transaction with DataRover Mobile Systems, Inc. ("DSI"). Pursuant to the transaction, the Company contributed cash and certain other assets of the DataRover Division totalling $3,361,000 in value to DSI. The Company also licensed certain of its technologies to DSI. In consideration

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

therefor, the Company received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of DSI. The majority of DSI's common stock is owned by employee founders of DSI. The Company did not recognize any gain or loss as a result of the divestiture of the DataRover Division, and has accounted for its investment in DSI under the equity method. As of December 31, 1998, the Company had recorded a decrease of $725,000 in the value of its investment to reflect its equity in loss incurred by DSI between the date of the divestiture and the end of the year.

     In connection with the divestiture of the DataRover Division, approximately 30 employees of the Company became employees of DSI. The Company provided for accelerated vesting of options to acquire 256,000 shares of the Company's common stock held by such employees, and granted an additional 320,000 options to acquire the Company's common stock to such employees. The newly granted options will vest ratably at 1/24 per month over a two-year period. The Company recorded compensation expense of $1,634,000 associated with the fair value of the accelerated and newly granted options and severance paid pursuant to an agreement with a Company executive. The compensation expense relating to the options was determined using the Black-Scholes fair market valuation method. The fair value attributable to the accelerated options was expensed in the fourth quarter of 1998 while the fair value associated with the new grant will be expensed over the two-year vesting period of the grant.

     The Company will purchase units from Oki Electric Industry Co., Ltd. ("Oki Electric") for DSI under an existing letter of credit (see Note 14), and will be reimbursed the actual cost of such units by DSI upon the earlier of five (5) days following the sale of the units by DSI or 120 days following shipment by Oki Electric. DSI's obligation to reimburse the Company is secured by all personal property of DSI. The Company has also agreed to provide office space to DSI at a discount to market value for a period of one year. As of December 31, 1998, the receivable from DSI, reflected in other assets in the accompanying consolidated financial statements, was $605,000, comprised of purchases made from Oki Electric by the Company on behalf of DSI.

NOTE 9: ACQUISITION OF NETPHONIC COMMUNICATIONS, INC

     In March 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. ("NetPhonic"), a development stage enterprise, for a total consideration of $2,050,000, consisting of $200,000 cash and 1,342,524 shares of the Company's common stock. The Company's common stock was issued to NetPhonic shareholders of record as of the date of the transaction. NetPhonic had developed patent-pending voice browser software that enabled touch-tone telephone access to Web content. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NetPhonic have been included in the Company's consolidated financial statements as of the date of acquisition. The operations of NetPhonic were not material relative to the Company's consolidated results of operations. The Company allocated the total purchase price to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use to the Company. As a result, the Company recognized a charge of $2,050,000 for the write-off of in-process research and development as of the date of the acquisition. The value assigned to purchased in-process research and development was determined by identifying the cost to develop the purchased technology into a commercially viable feature of the Company's Portico service, estimating the resulting net cash flows for this project, and discounting the net cash flows back to their present value. The efforts to develop the purchased in-process technology centered around the integration of the purchased touch-tone Web access technology into the magicTalk voice user interface utilized in the Portico service. The estimated cost to be incurred to develop the purchased technology into a commercially viable feature of the Portico service at the time of the acquisition was estimated at approximately $2,330,000 in the aggregate through the year 1999 ($845,000 in 1998 and $1,485,000 in 1999). The Company had expected this effort to be completed by the end of 1999 and to benefit from the effort beginning in the year 2000. In the fourth quarter of 1998, the Company decided not to

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

implement the technology purchased from NetPhonic into the Portico service and suspended any additional development efforts.

NOTE 10: ACQUISITION OF NETALK, INC.

     In October 1998, the Company acquired substantially all of the assets of NETalk, Incorporated ("NETalk"), a development stage enterprise, for a total consideration of $1,505,000, consisting of $100,000 in cash and 234,104 shares of the Company's common stock. NETalk was engaged in the development of applications providing users with advanced speech recognition tools to access Web content over the telephone. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NETalk have been included in the Company's consolidated financial statements as of the date of acquisition. The operations of NETalk were not material relative to the Company's consolidated results of operations. Of the total purchase price, $777,000 has been allocated to in-process research and development while the remainder was allocated to certain intangible assets. The purchased in-process technology represents the present value of the estimated after-tax benefit after application of an attribution factor. The technology, as of the acquisition date, had not reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to complete the technology and maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount projected cash flows ranged from 30% to 40% for in-process technologies and were based primarily on venture capital rates of return and the weighted-average cost of capital for the Company at the time of the acquisition. The in-process technology was expensed immediately, while the intangible assets are being amortized over periods ranging from two to five years. The intangible assets are included under "Other assets" on the balance sheet.

NOTE 11: PREFERRED STOCK

     In February 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of December 31, 1998, was $1.24. As of December 31, 1998, 3,629,000 shares of the Company's common stock were issuable upon conversion of the Series A preferred stock, representing 7.2% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In March 1998, the Company entered into a financing transaction with a group of private investors that provided $5,000,000 in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. Each share of Series B preferred stock is entitled to one vote and has special voting rights with respect to matters that adversely affect the rights of holders of Series B preferred stock. Each share

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of Series B preferred stock is entitled to receive cumulative dividends at 5 1/2% per annum of the liquidation preference of the Series B preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series B preferred stock is $1,000 per share plus any accrued but unpaid dividends and is payable pari passu with the Company's Series A preferred stock. Subject to adjustment in certain circumstances, each share of Series B preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $3.00 or 85% of the lowest sales price per share of common stock during the five trading days prior to conversion. The holders of Series B preferred stock have the right to require the Company to redeem any or all then outstanding Series B preferred stock at 130% of the liquidation preference upon the occurrence of certain events, including a change of control transaction, bankruptcy or insolvency of the Company. The Company has the right to redeem all then outstanding Series B preferred stock at 120% of the liquidation preference upon a change of control transaction. As part of the financing transaction, the Company issued warrants to acquire 400,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable.

     In June 1998, for an aggregate purchase price of $2,000,000, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. The holders of Series B preferred stock also agreed to convert at least 2,500 then outstanding shares of Series B preferred stock into common stock. The Company waived its rights to require the holders of the Series B preferred stock to purchase an additional 5,000 shares of Series B preferred stock and warrants to acquire 400,000 shares of common stock. As of December 31, 1998, a total of 2,423,000 shares of common stock were issuable upon the conversion of all Series B preferred stock and associated warrants, representing 4.8% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In June 1998, the Company entered into a financing transaction with a group of private investors that provided $30,000,000 in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. Each share of Series C preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series C preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series C preferred stock is entitled to receive cumulative dividends at 5% per annum of the stated value ($10,000 per share) of the Series C preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series C preferred stock is $10,000 per share plus any accrued but unpaid dividends and penalties, and is payable pari passu with the Series A and Series B preferred stock. Subject to adjustment in certain circumstances, each share of Series C preferred stock was convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by the lesser of $19.49 ("Fixed Conversion Price") or the average of the four lowest closing bid prices per share of the Company's common stock for the 20 trading days prior to the conversion date which, as of December 31, 1998, was $4.80.

     In October 1998, the holders of the Series C preferred stock and the Company entered into a Voting and Waiver Agreement pursuant to which the holders agreed to amend the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock to provide the Company the flexibility to issue shares of its common stock in connection with mergers, acquisitions and other strategic transactions without triggering antidilution protection related adjustments to the number of shares of common stock into which the Series C preferred stock may be converted in exchange for a reduction of the Fixed Conversion Price from $19.49 to $10.00. This amendment was approved by the stockholders of the Company at a Special Meeting of Stockholders held on January 21, 1999. As of December 31, 1998, a total of 3,463,000 shares of the Company's common stock were issuable upon the conversion of the Series C preferred stock and exercise

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of associated warrants, representing 6.9% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In certain circumstances (including upon a change of control transaction, the transfer of substantially all of the assets of the Company, or a tender offer made to and accepted by holders of more than 50% of the outstanding common stock of the Company), the holders of Series C preferred stock may require the Company to redeem any or all of the then outstanding Series C preferred stock at 130% of the liquidation preference and, in more limited circumstances (relating to the registration and listing of the common stock of the Company issuable upon conversion of the Series C preferred stock and the Company's timely conversion of such stock) may require the Company to redeem any or all of the then outstanding Series C preferred stock at the greater of 130% of the liquidation preference or the then applicable closing bid price per common share equivalent. Upon submission of Series C preferred stock for conversion at a conversion price of less than $5.00, the Company has the option to redeem any or all of such stock at 110% of the liquidation preference. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable.

     During 1998, adjustments to accumulated deficit of approximately $3,665,000 were recorded to recognize the value of favorable conversion rights associated with the Series A preferred stock issued during the period, representing the difference between the fair market value of the Company's common stock on the date of the agreement of $2.25 and the sale price of $1.24 per common share equivalent. Adjustments to accumulated deficit of approximately $8,352,000 were recorded in the year ended December 31, 1998, to recognize the value of favorable conversion, redemption and exercise rights associated with the Series B preferred stock and related warrants issued during the period, as well as dividends that accrued during the year. The adjustments principally represent the difference between the fair market value of the Company's common stock on the date of the financing transactions of $3.69 at March 3, 1998, and $12.50 at June 25, 1998, and the per share conversion price of $3.00. Adjustments to accumulated deficit of approximately $10,858,000 were recorded in the year ended December 31, 1998, to recognize the value of the favorable redemption rights associated with the Series C preferred stock, and dividends that accrued during the year. The adjustments principally represent the difference between the redemption value (130% of the liquidation preference) and the amount of the liquidation preference.

NOTE 12: STOCKHOLDERS' EQUITY

  Initial Public Offering and Preferred Stock

     The Company completed an initial public offering ("IPO") on February 9, 1995, issuing 6,325,000 shares of its common stock at $14.00 per share. The proceeds, net of commissions and expenses, totaled $81,255,000.

     As of December 31, 1994, the Company had authorized 30,000,000 shares of convertible preferred stock. Upon the closing of the Company's IPO on February 9, 1995, all outstanding preferred stock automatically converted into common stock. The Board of Directors has since authorized 500,000 shares of preferred stock, of which 58,000 are issued and outstanding as of December 31, 1998.

  Common Stock

     As of December 31, 1998, the Company was authorized to issue 60,000,000 shares of common stock. On January 21, 1999, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized common stock of the Company from 60,000,000 shares to 100,000,000 shares.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Accounting for Stock-Based Compensation

     As of December 31, 1998, the Company had three stock-based compensation plans, which consist of two stock option plans and an employee stock purchase plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for stock options issued to employees. The Company recorded compensation expense in 1998 for its stock-based compensation plans of approximately $1,390,000, principally in conjunction with the DSI divestiture (see Note 8). The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Compensation expense recognized under these three plans for 1998, 1997, and 1996 was $1,390,000, none, and none, respectively. Excluding the compensation expense recorded in 1998, had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value approach described in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. In the initial phase-in period, the effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income or loss for future years.

                                                  YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                               1998         1997         1996
                                             ---------    ---------    ---------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Net loss
  As reported..............................  $(38,908)    $(28,384)    $(45,634)
  Pro forma................................   (42,928)     (30,641)     (48,224)
Net loss per share
  As reported..............................  $  (2.09)    $  (1.06)    $  (1.74)
  Pro forma................................     (2.22)       (1.14)       (1.84)

  Stock Option Plans

     The Company has two stock option plans, the Amended and Restated 1990 Stock Option Plan ("1990 Stock Option Plan") and the 1994 Outside Directors Stock Option Plan, as amended ("Directors Option Plan"). Under the 1990 Stock Option Plan, the Company has reserved an aggregate of 12,870,000 shares of common stock for issuance. In June 1998, the stockholders of the Company approved a proposal to increase by 4,850,000 shares the aggregate number of shares issuable under the 1990 Stock Option Plan, which is reflected in the 12,870,000 total reserve. The 1990 Stock Option Plan provides that stock options may be granted to employees (including officers), consultants, advisers and other independent contractors, at an exercise price not less than 100% of the fair market value, as determined by the Board of Directors, for incentive stock options, and 50% of the fair market value for nonqualified stock options, at the grant date. All options granted under the 1990 Stock Option Plan must have a term not greater than 10 years from the date of grant. The Board of Directors determines the number of shares for which an option may be granted. Options issued generally vest 25% after one year and then ratably at 1/48 per month thereafter. However, in April 1997, 1,182,500 options were granted to Company employees (excluding officers), subject to acceleration of vesting upon achievement of specified milestones. As of December 31, 1998, up to 41% of the grant was accelerated based on the achievement of certain of those milestones.

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

     Under the Directors Option Plan, the Company has reserved an aggregate of 550,000 shares of common stock for issuance. In June 1998, the stockholders of the Company approved a proposal to increase by 250,000 shares the aggregate number of shares issuable under the Directors Option Plan, which is reflected in the 550,000 total reserve. The Directors Option Plan provides for the automatic grant of nonqualified stock options to directors of the Company who are not employees of (i) the Company, (ii) a stockholder of the Company, (iii) a holder of a technology license from the Company, or (iv) any parent or subsidiary of the same ("Eligible Outside Directors"). Each person who is newly elected or appointed as an Eligible Outside Director is automatically granted an option to purchase 40,000 shares of common stock. Each Eligible Outside Director is automatically granted an option to purchase 10,000 shares of common stock on the day following each anniversary date of election or appointment, subject to the director's option to decline the grant. The exercise price of the options in all cases is equal to the fair market value of common stock on the grant date. The initial grant options generally vest and become exercisable 25% after the first year and then ratably at 1/48 per month thereafter. The anniversary grant options generally vest and become exercisable at the rate of 1/12 per month beginning three years after the grant date. Generally, options must be exercised within 10 years.

     Under SFAS No. 123, the fair value of each option grant and option repricing under the two stock option plans is estimated on the respective date of grant or repricing using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996: zero dividend yield; expected volatility of 70%; risk free interest rates of 4.59%, 6.42%, and 6.12%, respectively; and expected lives of 3.50, 3.24, and 3.14 years, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Option activity under the Company's two stock option plans was as follows (in thousands, except per share amounts):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Outstanding, beginning of year................    4,991      3,926      3,779
Granted.......................................    3,811      3,494      2,902
Exercised.....................................   (1,117)      (208)      (367)
Canceled......................................     (370)    (2,221)    (2,388)
Repriced -- granted...........................       --         --      4,546
Repriced -- canceled..........................       --         --     (4,546)
                                                -------    -------    -------
Outstanding, end of year......................    7,315      4,991      3,926
Shares available for future grant.............    2,361        802      2,074
Options authorized to be issued...............   13,420      8,320      8,320
Options exercisable, end of year..............    1,932      1,387      1,031
                                                -------    -------    -------
Weighted-average exercise prices:
  Outstanding at beginning of year............  $  2.28    $  3.17    $ 10.08
  Granted.....................................     6.40       1.78       5.23
  Exercised...................................     2.27       0.63       1.50
  Canceled....................................     2.19       3.22      12.57
  Repriced -- granted.........................       --         --       4.46
  Repriced -- canceled........................       --         --       6.72
  Outstanding, end of year....................     4.44       2.28       3.17
Options exercisable, end of year..............     2.52       2.99       3.36
Weighted-average fair value of options granted
  during the year.............................  $  3.44    $  0.95    $  2.70

     The following table summarizes information about options outstanding under the Company's two stock option plans as of December 31, 1998 (shares in thousands):

                                                     OPTIONS OUTSTANDING
                                            --------------------------------------     OPTIONS EXERCISABLE
                                                           WEIGHTED-                 -----------------------
                                                            AVERAGE      WEIGHTED-                 WEIGHTED-
                                                           REMAINING      AVERAGE                   AVERAGE
                                              NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
         RANGE OF EXERCISE PRICES           OUTSTANDING   LIFE (YEARS)     PRICE     OUTSTANDING     PRICE
         ------------------------           -----------   ------------   ---------   -----------   ---------
$0.40 to $2.75............................     2,116          8.48        $ 1.64          870        $1.58
$2.84 to $5.88............................     1,763          8.04          3.21        1,002         2.97
$6.00 to $7.28............................     3,353          9.71          6.68           28         6.81
$8.94 to $13.06...........................        83          7.92         11.16           32         9.89
                                               -----                                    -----
$0.40 to $13.06...........................     7,315          8.93        $ 4.44        1,932        $2.52
                                               =====                                    =====

  1994 Employee Stock Purchase Plan

     As of December 31, 1998, the Company had reserved an aggregate of 505,000 shares of common stock for issuance under the 1994 Employee Stock Purchase Plan, as amended ("Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during 24-month offering periods. The price for the initial offering period was equal to 85% of the fair market value of common stock at the close of business on the day prior to the first day of the initial offering period or the fair

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

market value of common stock on the last day of the purchase period, whichever was lower. The price at which stock is purchased under the Purchase Plan for all subsequent periods is equal to 85% of the fair market value of common stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. Under the Purchase Plan, the Company sold 124,813, 84,890, and 121,445 shares to its employees in 1998, 1997 and 1996, respectively.

     Under SFAS No. 123, the fair value of employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996: zero dividend yield and expected life of 15 months for each year; expected volatility of 70%; and risk free interest rates of 5.37%, 5.53%, and 5.20%, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock. The weighted-average fair value of purchase rights (including the 15% discount off of the quoted market price of common stock) granted in 1998, 1997 and 1996 was $0.73, $0.70, and $2.08, respectively.

  Restricted Stock Grant

     During 1997, the Company sold to its Chairman, Chief Executive Officer and President 135,000 shares of restricted common stock for $0.10 per share. The Company recorded approximately $155,000 of deferred compensation in connection with the sale of these shares which had been fully expensed by December 31, 1998. During 1998, the Company sold to its Chief Technology Officer 280,000 shares of restricted common stock for $0.10 per share. The Company recorded approximately $393,000 of deferred compensation in connection with the sale of these shares which had been amortized completely as of December 31, 1998.

NOTE 13: RETIREMENT PLAN

     The Company has a deferred compensation plan for all employees who are at least 21 years of age. Under the plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees may contribute from 2% to 20% of their pretax compensation, up to the annual limits imposed by the Internal Revenue Service.

     The Company may, at its discretion, contribute to the plan. No employer contributions have been made in any of the periods presented.

NOTE 14: COMMITMENTS

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

     During 1997, the Company entered into an OEM agreement with Oki Electric for the manufacture of handheld communications devices. In connection therewith, the Company obtained an irrevocable letter of credit with a term of one year to collateralize the Company's obligations under the OEM agreement ("Letter of Credit"). Effective September 1998, the Company amended the terms of the Letter of Credit in connection with an agreement reached with DSI (see Note 8), to increase the total purchase commitment and to allow for an extension of the delivery dates through March 31, 1999. As of December 31, 1998, the Company had $2,280,000 on deposit as security with the financial institution issuing the Letter of Credit. This commitment

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is denominated in Japanese yen and, as a result, is at risk of foreign currency fluctuations. The Company's purchase commitment was valued at $2,267,000 as of December 31, 1998. The liability will be recorded upon acceptance of units shipped by Oki Electric.

  Long-Term Debt

     In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (7.75% as of December 31, 1998), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of December 31, 1998, $3,111,000 was outstanding under this loan.

     In June 1998, the Company secured a $3,000,000 term loan with the same financial institution. The loan bears interest at the financial institution's prime rate (7.75% as of December 31, 1998), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of December 31, 1998, $3,000,000 was outstanding under this loan.

     As of December 31, 1998, the current and noncurrent portions due under these loans were $2,333,000 and $3,778,000, respectively. Both of these term loans contain customary covenants and events of default. As of December 31, 1998, the Company was in full compliance with all loan covenants.

  Lease Commitments

     The Company leases its facilities under two operating leases extending through 2002 and 2003, respectively. The leases require the Company to pay all executory costs, such as maintenance and insurance, and provide for escalating rent payments. The Company is amortizing the total rent payments over the lease term on a straight-line basis for the leases. In addition, the Company also leases certain phone equipment and computers under capital lease agreements.

     Rent expense was approximately $175,000, $790,000, and $1,690,000 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

                                                             OPERATING
                 YEARS ENDING DECEMBER 31,                    LEASES
                 -------------------------                   ---------
1999.......................................................   $  811
2000.......................................................      880
2001.......................................................      914
2002.......................................................      691
2003 and thereafter........................................      200
                                                              ------
Total minimum lease payments...............................   $3,496
                                                              ======

NOTE 15: INCOME TAXES

     Income tax expense for the years ended December 31, 1998, 1997, and 1996 is comprised primarily of foreign withholding taxes.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Total income tax expense differs from expected tax expense (computed by multiplying the U.S. income statutory rate of 34% by loss before income tax) as a result of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997        1996
                                                      --------    -------    --------
Computed expected tax benefit.......................  $(13,222)   $(9,645)   $(15,471)
Losses and temporary differences for which no tax
  benefit was recognized............................    11,599      9,248      14,776
Nondeductible expenses..............................     1,623        397         695
Foreign tax withholding.............................        19         17         131
                                                      --------    -------    --------
Total tax expense...................................  $     19    $    17    $    131
                                                      ========    =======    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Deferred tax assets:
Accruals and other reserves.................................  $  1,634    $ 1,670
Deferred revenue............................................       857      1,793
Loss carryovers and deferred start-up expenditures..........    69,386     53,110
Foreign tax credit carryforward.............................     1,740      1,740
Research and development credit carryforward................     8,661      6,650
Fixed assets................................................       916        787
                                                              --------    -------
Total gross deferred tax assets.............................    83,194     65,750
Less valuation allowance....................................    83,194     65,750
                                                              --------    -------
Net deferred tax assets.....................................  $     --    $    --
                                                              ========    =======

     The net change in the total valuation allowance for the year ended December 31, 1998, was a net increase of $17,444,000.

     Deferred tax assets as of December 31, 1998, include approximately $5,085,000 relating to the exercise of stock options, which will be credited to equity if and when realized.

     As of December 31, 1998, the Company had cumulative federal net operating losses of approximately $181,457,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2006 through 2018. The Company has cumulative California net operating losses of approximately $86,995,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1999 through 2003.

     As of December 31, 1998, foreign tax credits of approximately $1,740,000 were available to reduce future federal income taxes. Foreign tax credit carryforwards expire from 1999 through 2000.

     As of December 31, 1998, unused research and development tax credits of approximately $5,650,000 and $3,011,000 were available to reduce future federal and California income taxes, respectively. Federal credit carryforwards will expire from 2007 through 2018; California credits will carry forward indefinitely.

NOTE 16: SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

annual financial statements. It also establishes standards for related disclosures about products and services, major customers, and geographic areas.

     Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Operating Officer ("COO"). Financial information for separate components of the Company's business is not available to the COO for review and analysis. Allocation of resources and assessment of performance is based on the Company's consolidated financial information, which is available to the COO in substantially the form presented in the accompanying consolidated statement of operations. The Company therefore operates in a single operating segment: voice-enabled services.

     From its inception through the year ended December 31, 1998, the Company has derived revenue from two product lines. Initially, the Company derived revenues from the development, licensing, manufacturing and sale of handheld communications device technologies and products, including object-oriented software platform technologies ("Handheld Technologies"). In 1997, the Company began developing and marketing an advanced network service for communication and information management, the first of the Company's voice-enabled services and products ("Voice-enabled Services"). Effective October 1998, the Company divested itself of its DataRover handheld communications device division in order to focus on the development, marketing and sale of Voice-enabled Services.

     Revenue by product offering was as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Voice-enabled Services...................................  $1,654    $   --    $   --
Handheld Technologies....................................     632     3,456     5,917
                                                           $2,286    $3,456    $5,917
                                                           ======    ======    ======

     For the year ended December 31, 1998, revenue from one major customer, a stockholder in the Company, accounted for 66% of total revenue. For the year ended December 31, 1997, revenue from two major customers, both then stockholders in the Company, accounted for 69% and 13% of total revenue, respectively. For the year ended December 31, 1996, revenue from two major customers, both then stockholders in the Company, accounted for 33% and 11% of total revenue, respectively; also, a third major customer accounted for 13% of total revenue in the period.

     The Company's revenue was generated principally from its headquarters in North America. Revenue from customers in Japan amounted to $387,000, $2,875,000 and $3,516,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the years ended December 31, 1998, 1997 and 1996, revenue from customers in Europe amounted to none, none, and $54,000, respectively. Substantially all of the Company's tangible assets are located at its North American headquarters.

NOTE 17: SUBSEQUENT EVENTS

  Conversion of Preferred Stock

     On January 21, 1999, 397 shares of Series C Preferred Stock were converted into 852,000 shares of common stock. As of March 20, 1999, the remaining 1,152 shares of Series C Preferred Stock were convertible into 3,240,000 shares of common stock. On March 17, 1999, 2,100 shares of Series B Preferred Stock were converted into 926,000 shares of common stock. As of March 20, 1999, the remaining 3,500 shares of Series B Preferred Stock were convertible into 1,230,000 shares of common stock.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Financing Transaction

     On March 30, 1999, the Company entered into a private financing transaction that provided $20,000,000 in cash to the Company from the sale of convertible redeemable preferred stock. As part of this transaction, the Company also issued three-year warrants to purchase additional shares of common stock at a premium to the common stock price as of the date of the private financing transaction.

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

                                          GENERAL MAGIC, INC.

                                          By:      /s/ STEVEN MARKMAN

                                            ------------------------------------
                                                       Steven Markman
                                                Chairman of the Board, Chief
                                                          Executive
                                                   Officer and President

Dated: March 31, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Markman and Mary E. Doyle his/her true and lawful attorney-in-fact and agent, with full power of substitution and, for him/her and in his/her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                    TITLE:                   DATE:
                      ---------                                    ------                   -----
               By: /s/ STEVEN MARKMAN                   Chairman and Chief Executive    March 31, 1999
  -------------------------------------------------     Officer (Principal Executive)
                   Steven Markman

             By: /s/ JAMES P. MCCORMICK                    Chief Financial Officer      March 31, 1999
  -------------------------------------------------       (Principal Financial and
                 James P. McCormick                          Accounting Officer)

             By: /s/ MICHAEL E. KALOGRIS                          Director              March 31, 1999
  -------------------------------------------------
                 Michael E. Kalogris

             By: /s/ CARL F. PASCARELLA                           Director              March 31, 1999
  -------------------------------------------------
                 Carl F. Pascarella

                 By: /s/ ROEL PIEPER                              Director              March 31, 1999
  -------------------------------------------------
                     Roel Pieper

              By: /s/ SUSAN G. SWENSON                            Director              March 31, 1999
  -------------------------------------------------
                  Susan G. Swenson

              By: /s/ DENNIS F. STRIGL                            Director              March 31, 1999
  -------------------------------------------------
                  Dennis F. Strigl

                              GENERAL MAGIC, INC.

                                    EXHIBITS
                                       TO
                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
    2.1(2)      Stock Purchase Agreement between the Company and DataRover
                Mobile Systems, Inc. dated October 28, 1998
    3.1         Agreement and Plan of Merger between General Magic, Inc., a
                California corporation, and the Company is incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's
                Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 1995 (File No.
                33-87164)
    3.2         Certificate of Incorporation of the Company is incorporated by reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1 filed with the Securities and Exchange
                Commission on February 9, 1995 (No. 33-87164)
    3.3         Certificate of Amendment of Certificate of Incorporation of
                the Company is incorporated by reference to Exhibit 3.3 to
                Amendment No. 1 to the Company's Registration Statement on
                Form S-1 filed with the Securities and Exchange Commission on January 13, 1995 (File No. 33-87164)
    3.4         Certificate of Correction of the Certificate of Amendment of
                the Company is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 25, 1996
                (File No. 333-12667)
    3.5         Certificate of Retirement and Elimination of Classes of
                Common Stock and Series of Preferred Stock of the Company is
                incorporated by reference to Exhibit 4.5 to the Company's
                Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 11, 1997 (File No.
                333-33329)
    3.6         Certificate of Designation of Series A Convertible Preferred
                Stock of the Company is incorporated by reference to Exhibit
                3.2 to the Company's Registration Statement on Form S-3
                filed with the Securities and Exchange Commission on May 1,
                1998 (File No. 333-51685)
    3.7         Certificate of Designation of the 5 1/2% Cumulative
                Convertible Series B Preferred Stock of the Company is
                incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 1, 1998 (File No. 333-51685)
    3.8         Certificate of Designations, Preferences and Rights of
                Series C Convertible Preferred Stock of the Company is
                incorporated by reference to Exhibit 3.1 to the Company's
                Report on Form 8-K filed with the Securities and Exchange
                Commission on June 29, 1998 (File No. 000-25374)
    3.9         Certificate of Amendment to Certificate of Incorporation of
                the Company is incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999
                (File No. 333-71781)
    3.10        Certificate of Amendment of Certificate of Designations,
                Preferences and Rights of Series C Convertible Preferred
                Stock of the Company is incorporated by reference to Exhibit
                4.11 to the Company's Registration Statement on Form S-8
                filed with the Securities and Exchange Commission on
                February 4, 1999 (File No. 333-71781)
    3.11        Second Amended and Restated Bylaws of the Company are
                incorporated by reference to Exhibit 4.6 to the Company's
                Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 6, 1998 (File No.
                333-45751)
    3.12        Certificate of Merger of Netphonic Communications, Inc. into the Company is incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999
                (File No. 333-71781)
    4.1         Form of Certificate for Common Stock is incorporated by
                reference to Exhibit 4.1 to Amendment No. 2 to the Company's
                Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 31, 1995 (File No.
                33-87164)

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
    4.2         Preferred Stock Investment Agreement by and among
                Registrant, Halifax Fund, L.P., RBC International Investors,
                LDC, Heracles Fund and Themis Partners L.P. dated March 3,
                1998 is incorporated by reference to Exhibit 4.1 to the
                Company's Registration Statement on Form S-3 filed with the
                Securities and Exchange Commission on May 1, 1998 (File No.
                333-51685)
    4.3         Registration Rights Agreement by and among Registrant,
                Halifax Fund, L.P., RBC International Investors, LDC,
                Heracles Fund and Themis Partners L.P. dated March 3, 1998 is incorporated by reference to Exhibit 4.2 to the Company's
                Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 1, 1998 (File No. 333-51685)
    4.4         Form of Common Stock Purchase Warrant is incorporated by
                reference to Exhibit 4.3 to the Company's Registration
                Statement on Form S-3 filed with the Securities and Exchange
                Commission on May 1, 1998 (File No. 333-51685)
    4.5(1)      Preferred Stock Purchase Agreement by and between Registrant and Microsoft Corporation dated February 26, 1998 is
                incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed
                with the Securities and Exchange Commission on June 5, 1998
                (File No. 333-51685)
    4.6         Investor Rights Agreement by and between Registrant and
                Microsoft Corporation dated February 27, 1998 is
                incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed
                with the Securities and Exchange Commission on June 5, 1998
                (File No. 333-51685)
    4.7(1)      Patent License Agreement by and between Registrant and
                Microsoft Corporation dated February 27, 1998 is
                incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed
                with the Securities and Exchange Commission on June 5, 1998
                (File No. 333-51685)
    4.8         Covenant Not to Sue by and between Registrant and Microsoft
                Corporation dated February 27, 1998 is incorporated by
                reference to Exhibit 4.7 to Amendment No. 2 to the Company's
                Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 5, 1998 (File No. 333-51685)
    4.9         Voting and Waiver Agreement by and among the Registrant and holders of the Registrant's Series C Convertible Preferred
                Stock dated October 22, 1998 is incorporated by reference to
                Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1998
    4.10        Securities Purchase Agreement by and among the Registrant
                and the Institutional Investors dated June 24, 1998 is
                incorporated by reference to Exhibit 4.1 to the Company's
                Report on Form 8-K filed with the Securities and Exchange
                Commission on June 29, 1998
    4.11        Registration Rights Agreement by and among the Registrant
                and the Institutional Investors dated June 24, 1998 is
                incorporated by reference to Exhibit 4.3 to the Company's
                Report on Form 8-K filed with the Securities and Exchange
                Commission on June 29, 1998
    4.12        Form of Warrant issued to the Institutional Investors
                pursuant to the Securities Purchase Agreement dated June 24,
                1998 1998 is incorporated by reference to Exhibit 4.2 to the
                Company's Report on Form 8-K filed with the Securities and
                Exchange Commission on June 29, 1998
   10.1         Form of Indemnity Agreement for officers and directors of
                the Company is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 1995
                (File No. 33-87164)
   10.2         The Company's Amended and Restated 1990 Stock Option Plan,
                as amended, is incorporated by reference to Exhibit 10.2. to
                Amendment No. 1 to the Company's Registration Statement on
                Form S-1 filed with the Securities and Exchange Commission on January 13, 1995 (File No. 33-87164)
   10.3         The Company's 1995 Employee Stock Purchase Plan is
                incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed
                with the Securities and Exchange Commission on January 13,
                1995 (File No. 33-87164)
   10.4         The Company's 1994 Outside Directors Stock Option Plan is
                incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed
                with the Securities and Exchange Commission on January 13,
                1995 (File No. 33-87164)

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
   10.5         Loan and Security Agreement between the Company and Silicon
                Valley Bank dated December ---, 1997
   10.6         Loan Modification Agreement between the Company and Silicon
                Valley Bank dated December 18, 1998
   10.7         Loan and Security Agreement between the Company and Silicon
                Valley Bank dated June 22, 1998
   10.8         Loan Modification Agreement between the Company and Silicon
                Valley Bank dated February 15, 1999
   10.9         Amendment No. 1 and Partial Termination of Sublease
                Agreement between the Company and ArgoSystems, Inc. dated
                April 1, 1997
   10.10        Amendment No. 2 to Sublease Agreement between the Company
                and ArgoSystems, Inc. dated January 1, 1998
   10.11(2)     Services Agreement between the Company and Qwest
                Communications Corporation dated April 30, 1998
   10.12(2)     Service Agreement between the Company and Qwest
                Communications Corporation dated November 11, 1998
   10.13(2)     Product Integration and Marketing Agreement between the
                Company and Intuit, Inc. dated November 6, 1998
   10.14        Letter Agreement between the Company and Steven Markman
                dated September 12, 1996
   10.15        Letter Agreement between the Company and Linda A. Hayes
                dated August 7, 1997
   10.16        Letter Agreement between the Company and James P. McCormick dated May 30, 1997
   10.17        Severance and Change of Control Agreement between the
                Company and Steven D. Schramm dated October 2, 1998
   10.18        Letter Agreement between the Company and Steven D. Schramm dated October 2, 1998
   11.1         Computation of Net Loss Per Share
   23.1         Consent of Independent Auditors
   24.1         Power of Attorney (See signature page)
   27.1         Financial Data Schedule

---------------
(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on May 1, 1998.

(2) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on March 31, 1999.