Form 10-Q
period 1999-03-31
GENERAL MAGIC INC
filed 1999-05-17
CIK 933524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

     FROM _____________ TO _____________

Commission file number 000-25374
                       ---------

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

        36,922,296 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 1999.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1999


                                 C O N T E N T S

Item Number                                                                                 Page
-----------                                                                                 ----
                             PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        a.  Condensed Consolidated Balance Sheets - March 31, 1999, and
            December 31, 1998                                                                 3

        b.  Condensed Consolidated Statements of Operations - Three-Month
            Periods Ended March 31, 1999 and 1998                                             4

        c.  Condensed Consolidated Statements of Cash Flows - Three-Month
            Periods Ended March 31, 1999 and 1998                                             5

        d.  Notes to Condensed Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          27

                                PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                    28

Item 2. Changes in Securities and Use of Proceeds                                            28

Item 3. Defaults Upon Senior Securities                                                      28

Item 4. Submission of Matters to a Vote of Security Holders                                  28

Item 5. Other Information                                                                    29

Item 6. Exhibits and Reports on Form 8-K                                                     29

Signatures                                                                                   30

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         March 31,       December 31,
ASSETS                                                                     1999             1998
                                                                         ----------------------------
Current assets:
  Cash and cash equivalents (including restricted cash
     of $1,824 and $2,280 in 1999 and 1998, respectively)                $  36,982        $  21,845
  Short-term investments                                                     4,019           12,075
  Other current assets                                                       4,057            1,700
                                                                         --------------------------
        Total current assets                                                45,058           35,620
                                                                         --------------------------

Property and equipment, net                                                  8,274            7,507
Other assets                                                                 2,324            4,171
                                                                         --------------------------
        Total assets                                                     $  55,656        $  47,298
                                                                         ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                       $   2,881        $   1,348
  Accrued expenses                                                          10,115            9,980
  Current portion of long-term debt                                          2,333            2,333
  Other current liabilities                                                     35               54
                                                                         --------------------------
        Total current liabilities                                           15,364           13,715

Deferred revenue, noncurrent                                                 2,000            2,000
Long-term debt                                                               3,194            3,778
Other long-term liabilities                                                    626              683
                                                                         --------------------------
        Total liabilities                                                   21,184           20,176
                                                                         --------------------------

Commitments
Redeemable, convertible Series D preferred stock, $0.001 par value
  Stated at involuntary liquidation preference
  Authorized: 2 shares
  Issued and outstanding: 1999 - 2; 1998 - None                             20,000               --
Redeemable, convertible Series C preferred stock, $0.001 par value
  Stated at involuntary liquidation preference
  Authorized: 3 shares
  Issued and outstanding: 1999 - 1; 1998 - 2                                15,549           20,658
Redeemable, convertible Series B preferred stock, $0.001 par value
  Stated at involuntary liquidation preference
  Authorized: 12 shares
  Issued and outstanding: 1999 - 4; 1998 - 6                                 4,782            7,577

Stockholders' deficit:
  Convertible Series A preferred stock, $0.001 par value
    Liquidation preference: 1999 - $4,500; 1998 - $4,500
    Authorized: 50 shares
    Issued and outstanding: 1999 - 50; 1998 - 50                                --               --
  Preferred stock, $0.001 par value
    Authorized: 435 shares
    Issued and outstanding: 1999 and 1998 - None                                --               --
  Common stock, $0.001 par value
    Authorized: 100,000 shares
    Issued and outstanding: 1999 - 35,499; 1998 - 33,400                        35               33
  Additional paid-in capital                                               218,061          208,557
  Deficit accumulated during development stage                            (223,752)        (209,500)
                                                                         --------------------------
                                                                            (5,656)            (910)
Less treasury stock, at cost: 1999 and 1998 - 46                              (203)            (203)
                                                                         --------------------------
        Total stockholders' deficit                                         (5,859)          (1,113)
                                                                         --------------------------
                                                                         $  55,656        $  47,298
                                                                         ==========================

The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three-Month Periods Ended
                                                               March 31,
                                                        -------------------------
                                                           1999          1998
                                                         ----------------------
Revenue:
    Service revenue                                      $    137      $     --
    Licensing revenue                                          18         1,510
    Other revenue                                              --           185
                                                         ----------------------
Total revenue                                                 155         1,695
                                                         ----------------------
Operating expenses:
    Cost of other revenue                                      --           147
    Network operations                                      1,912            --
    Research and development                                3,566         4,710
    Selling, general and administrative                     5,906         3,177
    Depreciation and amortization                             973           704
    Write-off of in-process research and development           --         2,050
                                                         ----------------------
Total costs and expenses                                   12,357        10,788
                                                         ----------------------

Loss from operations                                      (12,202)       (9,093)
                                                         ----------------------

Total other income (expense), net                          (1,493)        2,670
                                                         ----------------------

Loss before income taxes                                  (13,695)       (6,423)

Income taxes                                                   22            --
                                                         ----------------------

Net loss                                                 $(13,717)     $ (6,423)

Warrants issuance on Series D preferred stock                (251)           --
Dividends on preferred stock                                 (283)          (27)
Favorable conversion rights on convertible Series
     A preferred stock                                         --        (3,665)
Favorable conversion and redemption rights on
     redeemable, convertible Series B preferred
     stock and favorable exercise rights on warrants           --        (1,701)
                                                         ----------------------
Loss applicable to common stockholders                    (14,251)      (11,816)

Basic and diluted loss per share                         $  (0.41)     $  (0.43)
                                                         ======================

Shares used in computing per share amounts                 34,386        27,403
                                                         ======================


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Three-Month Periods Ended
                                                                                March 31,
                                                                         -------------------------
                                                                           1999            1998
                                                                         -------------------------
Cash flows from operating activities:
Net loss                                                                 $(13,717)       $ (6,423)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                             973             704
    Equity in net loss of unconsolidated affiliate                          1,796              --
    Deferred revenue                                                           --          (2,186)
    Amortization of deferred compensation                                      --             140
    Write-off of in-process research and development                           --           1,850
Changes in items affecting operations:
    Other current assets                                                      528            (530)
    Accounts payable and accrued expenses                                   1,649          (1,292)
                                                                         -------------------------
      Net cash used in operating activities                                (8,771)         (7,737)
                                                                         -------------------------

Cash flows from investing activities:
    Purchases of short-term investments                                    (3,077)         (2,034)
    Proceeds from sales and maturities of short-term investments           11,133           4,959
    Purchases of property and equipment                                    (1,688)           (483)
    Other assets                                                           (2,886)           (834)
                                                                         -------------------------
      Net cash provided by investing activities                             3,482           1,608
                                                                         -------------------------

Cash flows from financing activities:
    Repayment of debt                                                        (584)           (106)
    Proceeds from sale of common stock                                        701             454
    Proceeds from sale of Series D preferred stock                         20,000              --
    Proceeds from sale of Series B preferred stock                             --           4,926
    Proceeds from sale of Series A preferred stock                             --           4,463
    Other long-term liabilities                                               309             (55)
                                                                         -------------------------
     Net cash provided by financing activities                             20,426           9,682
                                                                         -------------------------
Net increase in cash and cash equivalents                                  15,137           3,553
Cash and cash equivalents, beginning of period                             21,845          17,414
                                                                         -------------------------
Cash and cash equivalents, end of period                                 $ 36,982        $ 20,967
                                                                         =========================

Supplemental disclosures of cash flow information:
    Income taxes paid during the period                                  $     22        $     --
    Interest paid during the period                                           137             855

Noncash investing and financing activity:
    Deferred compensation for restricted stock issuances                 $     --        $    393
    Purchase of technology in exchange for shares of common stock              --           1,850
    Conversion of Series B preferred stock into common stock                2,877              --
    Conversion of Series C preferred stock into common stock                5,309              --
    Preferred stock redemption and conversion rights and dividends            283           5,393


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1998 and 1997, and for each of the three years ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on March 31, 1999.

   The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results expected for the current year or any other period.

   Effective January 1, 1999, the Company has reclassified the presentation of its statement of operations in order to more accurately portray the operating costs of providing voice-enabled services and to allow for better comparison with other companies in the service industry. As a result, certain line items have been added and expenses have been reclassified in prior periods to be consistent with this new presentation. The following line items have been added:

   Service revenue: Service revenue consists of all revenue from the Company's Portico(TM) service and will include revenue from other voice-enabled services as they become commercially available.

   Network operations: Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers.

   Depreciation and amortization: Depreciation and amortization expense consists of all depreciation on property and equipment as well as amortization of intangible assets from certain acquisitions.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

   A summary of property and equipment follows (in thousands):

                                                    March 31,   December 31,
                                                      1999          1998
                                                    ------------------------
Network operations center                            $ 6,674       $ 5,357
Office equipment and computers                         7,757         7,818
Furniture and fixtures                                 2,373         2,373
Leasehold improvements                                 1,429           996
                                                    ------------------------
                                                      18,233        16,544
Less accumulated depreciation and amortization         9,959         9,037
                                                    ------------------------
                                                     $ 8,274       $ 7,507
                                                    ========================

ACCRUED EXPENSES

   A summary of accrued expenses follows (in thousands):

                                                  March 31,   December 31,
                                                    1999          1998
                                                  ------------------------
Prepaid royalty payment and accrued interest       $ 4,252       $4,217
Employee compensation                                2,780        3,688
Other                                                3,083        2,075
                                                  ------------------------
                                                   $10,115       $9,980
                                                  ========================

TOTAL OTHER INCOME (EXPENSE), NET

   A summary of other income follows (in thousands):

                                                   March 31,      March 31,
                                                      1999          1998
                                                   ------------------------
Equity in net loss of DSI                           $(1,796)       $    --
Gain on sale of Starfish, Inc.                          157             --
Gain on AltoCom transactions                             --          2,446
Interest Income                                         274            351
Interest Expense                                       (150)          (130)
Other                                                    22              3
                                                   ------------------------
                                                    $(1,493)       $ 2,670
                                                   ========================

NOTE 3: COMPREHENSIVE INCOME/LOSS

   Effective January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive loss in interim periods and additional disclosures of the components of comprehensive loss on an annual basis. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three-month periods ended March 31, 1999 and 1998, there were no material differences between the Company's comprehensive loss and net loss.

NOTE 4: NET LOSS PER SHARE

   The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect.

NOTE 5: PREFERRED STOCK

   On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each share of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series B and Series C preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by an amount (the "Conversion Price") equal to (i) 110% of the average of the closing bid prices during the ten consecutive trading days immediately after, at the option of the Company, May 29, 1999 or June 28, 1999 or (ii) in the event that a Major Transaction (as defined below) occurs prior to the date the initial Conversion Price is set in accordance with (i), $4.50. The Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000 to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Reset Price") if the Reset Price is less than the then-effective Conversion Price.

   Subject to certain conditions, the Company may redeem all of the Series D preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power of the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation value. In addition, subject to certain conditions, in the event that a Reset Price is less than 50% of the initial Conversion Price, the Company may redeem all of the Series D preferred stock at liquidation value.

   In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference or (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of (i) 130% of the liquidation preference or (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among other events: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on Nasdaq National Market ("Nasdaq"), The American Stock Exchange, Inc. ("AMEX") or The New York Stock Exchange ("NYSE"); or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (w) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (x) the Company's failure to maintain listing of its common stock on Nasdaq, AMEX or NYSE; (y) the Company's failure to obtain stockholder approval for issuances of common stock upon conversion of the Series D preferred as required by the Marketplace Rules of the Nasdaq National Market; or (z) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $5.073 per share. The warrants have a three-year term and are immediately exercisable.

   During the three-month period ended March 31, 1999, 2,100 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 926,000 shares of common stock. As of March 31, 1999, 3,500 shares of the Series B preferred stock were outstanding. During the three-month period ended March 31, 1999, 397 shares of the Series C Convertible Preferred Stock were converted into 852,000 shares of common stock. As of March 31, 1999, 1,152 shares of the Series C preferred stock were outstanding.

NOTE 6: INVESTMENT IN DATAROVER MOBILE SYSTEMS, INC.

   Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division") in a transaction with DataRover Mobile Systems, Inc. ("DSI"). Pursuant to the transaction, the Company contributed cash and certain other assets of the DataRover Division totaling $3,361,000 in value to DSI. The Company also licensed certain of its technologies to DSI. In consideration therefor, the Company received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of DSI. The majority of DSI's common stock is owned by employee founders of DSI. The Company did not recognize any gain or loss as a result of the divestiture of the DataRover Division, and has accounted for its investment in DSI under the equity method. As of March 31, 1999, the Company had recorded a decrease of $1,796,000 in the value of its investment to reflect its equity in loss incurred by DSI since December 31, 1998.

   During the three-month period ended March 31, 1999, the Company purchased the remaining units from Oki Electric Industry Co., Ltd. ("Oki Electric") for DSI under an existing letter of credit for a total of $2,179,000. As of March 31, 1999, there was no remaining commitment to purchase units for DSI. DSI is obligated to reimburse the Company the actual cost of such units upon the earlier of: five (5) days following the sale of the units by DSI or 120 days following shipment by Oki Electric. DSI's obligation to reimburse the Company is secured by all personal property of DSI. The Company has also agreed to provide office space to DSI at a discount to market value for a period of one year. As of March 31, 1999, the receivable from DSI, reflected in other assets in the accompanying condensed consolidated financial statements, was $2,884,000, comprised of purchases made from Oki Electric by the Company on behalf of DSI.

NOTE 7: COMMITMENTS

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

LONG-TERM DEBT

   In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (7.75% as of March 31, 1999), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of March 31, 1999, $2,777,000 was outstanding under this term loan.

     In June 1998, the Company secured a $3,000,000 term loan with the same financial institution. The loan bears interest at the financial institution's prime rate (7.75% as of March 31, 1999), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of March 31, 1999, $2,750,000 was outstanding under this term loan.

   As of March 31, 1999, the current and non-current portions due under these loans were $2,333,000 and $3,194,000, respectively. Both of these term loans contain customary covenants and events of default. As of March 31, 1999, the Company was in full compliance with all loan covenants.

NOTE 8: SEGMENT REPORTING

   The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements.

   Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Operating Officer ("COO"). Financial information for separate components of the Company's business is not available to the COO for review and analysis. Allocation of resources and assessment of performance is based on the Company's consolidated financial information, which is available to the COO in substantially the form presented in the accompanying condensed consolidated statement of operations. The Company therefore operates in a single operating segment, voice-enabled services. Total revenue for both the three-month periods ended March 31, 1999 and 1998, was reported under the voice-enabled services product offering.

NOTE 9: SUBSEQUENT EVENTS

    On April 19, 1999, the remaining 3,500 outstanding shares of Series B preferred stock were converted into 1,524,000 shares of common stock. From May 3-5, 1999, the remaining 1,152 outstanding shares of Series C preferred stock were converted into 4,026,000 shares of common stock.

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

   The Company distributes the Portico virtual assistant service through a nationwide network of resellers, as well as direct to consumers through signup on the Web. The Company is also conducting trials of the service with telecommunications carriers, including BellSouth Mobility, Inc. and Qwest Communications Corporation. The Company expects to host customized, private-label versions of the Portico service for those carriers that elect to make the service commercially available to their customers.

   Voice enabling Web content is an emerging growth opportunity for the Company. The Web offers a broad base of potential subscribers, including consumers who may find voice to be an easy way to keep in touch with their favorite Web content when away from home. In 1998, the Company announced an agreement with Intuit(R) Inc. to voice enable certain features of Intuit's Quicken.com(TM) personal finance Web site.

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

RESULTS OF OPERATIONS

   The Company has made certain changes in the format of its financial statements in order to more accurately portray the operating costs of providing voice-enabled services. These changes include the addition of certain line items to the consolidated statement of operations. Certain line items in the prior year period have been reclassified to be consistent with these changes.

   For the three-month period ended March 31, 1999, the Company incurred a net loss of $13.7 million, or $0.41 per share, compared to a net loss of $6.4 million, or $0.43 per share, for the three-month period ended March 31, 1998. The net loss per share for the three-month period ended March 31, 1999, included the net loss for the period and $534 thousand in adjustments to accumulated deficit related to warrants on preferred stock issued during the period and dividends earned on preferred stock during the period. The net loss per share for the three-month period ended March 31, 1998, included the net loss for the period and $5.4 million in adjustments to accumulated deficit related to preferred stock and warrants issued during the period with favorable conversion and exercise rights, respectively.

TOTAL REVENUE

   Total revenue for the three-month period ended March 31, 1999, was $155 thousand compared to $1.7 million for the three-month period ended March 31, 1998. Total revenue for the three-month period ended March 31, 1999, consists of service revenue from subscription fees for the Portico service and licensing revenue for certain of the Company's technologies. Licensing revenue for the three-month period ended March 31, 1998, included a $1.5 million nonrefundable fee from Microsoft Corp. for the license of certain of the Company's technologies. The Company anticipates that revenue from the Portico service will grow gradually in the first half of 1999 due to its efforts to further support the reseller channel and to direct sales over the Web, spurred by affiliate marketing programs and banner advertising. The Company expects significant revenue growth in the second half of the year as its partners launch commercial services. If the market for voice-enabled services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

NETWORK OPERATIONS

   Network operations expense consists of personnel and related costs associated with running the network operations center which includes providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. For the three-month period ended March 31, 1998, this expense was classified as research and development since the Company's Portico service had not yet achieved commercial feasibility. The Company expects network operations expense to continue to increase in subsequent periods as infrastructure is added to support the anticipated growing base of subscribers and partners utilizing the Company's voice-enabled services.

RESEARCH AND DEVELOPMENT

   Research and development expense for the three-month period ended March 31, 1999, was $3.6 million, compared to $4.7 million for the three-month period ended March 31, 1998. The decrease was due to the reclassification of costs into network operations commencing with commercial feasibility of the Portico service and a reduction of spending due to the divestiture of the DataRover handheld communications device division during the fourth quarter of 1998. The Company expects research and development expense to increase through the remainder of 1999 as the Company continues to develop the Portico service and other voice-enabled services.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expense for the three-month period ended March 31, 1999, was $5.9 million, compared to $3.2 million for the three-month period ended March 31, 1998. The increase was due to staffing increases and additional marketing and advertising expenses associated with efforts to develop market demand and distribution channels for the Portico service and other voice-enabled services. The Company expects that selling, general and administrative expense will increase modestly in 1999 compared to 1998 as the Company continues to market and develop its offerings of voice-enabled services.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense for the three-month period ended March 31, 1999, was $973 thousand, compared to $704 thousand for the three-month period ended March 31, 1998. The increase was due to equipment purchases related to the expansion of the Company's network operations center and amortization of intangible assets associated with a prior acquisition. The Company expects depreciation and amortization expense to continue to increase in 1999 compared to 1998 as the network operations center is expanded to accommodate up to 500,000 active users by year-end.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

   During the three-month period ended March 31, 1998, the Company recognized a $2.1 million charge for the write-off of acquired in-process research and development in connection with the acquisition of all of the outstanding stock of NetPhonic Communications, Inc., a development stage enterprise.

TOTAL OTHER INCOME (EXPENSE), NET

   The Company had other expense of $1.5 million in the three-month period ended March 31, 1999, and other income of $2.7 million in the three-month period ending March 31, 1998. During the three-month period ended March 31, 1999, the Company recorded a loss of $1.8 million to account for 100% of the equity in net losses of DataRover Mobile Systems, Inc. ("DSI"). During the three-month period ended March 31, 1998, the Company recognized $2.4 million in other income for consideration received pursuant to an agreement concluded during the period with AltoCom, Inc. ("AltoCom"). Excluding the transactions associated with DSI and AltoCom, other income (expense), net consisted primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $41.0 million as of March 31, 1999, up $7.1 million from $33.9 million as of December 31, 1998.

   On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20.0 million in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each share of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series B and Series C preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by an amount (the "Conversion Price") equal to (i) 110% of the average of the closing bid prices during the ten consecutive trading days immediately after, at the option of the Company, May 29, 1999 or June 28, 1999 or (ii) in the event that a Major Transaction (as defined below) occurs prior to the date the initial Conversion Price is set in accordance with (i), $4.50. The Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000 to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Reset Price") if the Reset Price is less than the then-effective Conversion Price.

   Subject to certain conditions, the Company may redeem all of the Series D preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power of the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation value. In addition, subject to certain conditions, in the event that a Reset Price is less than 50% of the initial Conversion Price, the Company may redeem all of the Series D preferred stock at liquidation value.

   In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference or (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of (i) 130% of the liquidation preference or (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among other events: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on Nasdaq National Market ("Nasdaq"), The American Stock Exchange, Inc. ("AMEX") or The New York Stock Exchange ("NYSE"); or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (w) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (x) the Company's failure to maintain listing of its common stock on Nasdaq, AMEX or NYSE; (y) the Company's failure to obtain stockholder approval for issuances of common stock upon conversion of the Series D preferred as required by the Marketplace Rules of the Nasdaq National Market; or (z) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $5.073 per share. The warrants have a three-year term and are immediately exercisable.

   During the three-month period ended March 31, 1999, 2,100 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 926 thousand shares of common stock. As of March 31, 1999, 3,500 shares of the Series B preferred stock were outstanding. During the three-month period ended March 31, 1999, 397 shares of the Series C Convertible Preferred Stock were converted into 852 thousand shares of common stock. As of March 31, 1999, 1,152 shares of the Series C preferred stock were outstanding.

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

   During the three-month period ended March 31, 1999, the Company purchased the remaining units from Oki Electric Industry Co., Ltd. ("Oki Electric") for DSI under an existing letter of credit for a total of $2.2 million. As of March 31, 1999, there was no remaining commitment to purchase units for DSI.

DSI is obligated to reimburse the Company the actual cost of such units upon the earlier of: five (5) days following the sale of the units by DSI or 120 days following shipment by Oki Electric. DSI's obligation to reimburse the Company is secured by all personal property of DSI. The Company has also agreed to provide office space to DSI at a discount to market value for a period of one year. As of March 31, 1999, the receivable from DSI, reflected in other assets in the accompanying condensed consolidated financial statements, was $2.9 million, comprised of purchases made from Oki Electric by the Company on behalf of DSI.

   In December 1997, the Company entered into a $4.0 million term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (7.75% as of March 31, 1999), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of March 31, 1999, $2.8 million was outstanding under this term loan.

   In June 1998, the Company secured a $3.0 million term loan with the same financial institution. The loan bears interest at the financial institution's prime rate (7.75% as of March 31, 1999), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of March 31, 1999, $2.8 million was outstanding under this term loan.

   As of March 31, 1999, the current and non-current portions due under these loans were $2.4 million and $3.2 million, respectively. Both of these term loans contain customary covenants and events of default. As of March 31, 1999, the Company was in full compliance with all loan covenants.

   In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under five of these agreements, and is subject to the following obligations under the remaining three agreements. The Company must refund to one licensee a prepaid royalty, together with interest, which totaled $2.8 million as of March 31, 1999. This amount will be paid upon demand, and was classified in accrued expenses as of March 31, 1999. The Company has agreed to refund a second licensee the amount of a $1.5 million unrecouped prepaid royalty. The refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. The amount of this refund was also classified in accrued expenses as of March 31, 1999. Finally, the Company has agreed to refund the third licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of March 31, 1999, this obligation was classified in noncurrent deferred revenue. There can be no assurance that the third such licensee will develop products that incorporate the Company's Magic Cap technology. It is uncertain when prepaid royalties currently classified as non-current deferred revenue will be recognized as licensing revenue or if they will ever be fully recouped, if at all.

   The Company expects that its cash, cash equivalents and short-term investment balances of $41.0 million as of March 31, 1999, along with the revenues expected in the second half of 1999, will be adequate to fund the Company's operations through the second half of 1999. However, the Company will continue to evaluate additional sources of capital. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its Portico service and other voice-enabled services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's services. To the extent that the Company needs additional public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operations. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

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

   The Company has assembled a year 2000 project team and engaged outside consultants to advise it on year 2000 issues. The year 2000 project team has developed a plan to evaluate and to mitigate the risks related to year 2000 issues for (i) systems related to the Company's Portico virtual assistant service and (ii) all other systems. The plan includes each of the following phases for both Portico and other systems:

   o creation of an inventory of all potentially date-sensitive systems, including third-party systems;

   o  evaluation and/or testing of all systems;

   o  remediation or replacement of systems which are not year 2000 ready;

   o  verification of corrected systems;

   o development and implementation of configuration control procedures to assure that systems remain year 2000 ready once they have been determined to be year 2000 ready; and

   o development and implementation of a contingency plan in the event that the Company or its suppliers fail for any reason to attain year 2000 readiness.

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

   Risks. Based on currently available information, the Company does not believe that year 2000 issues will have a material adverse impact on its results of operations or financial condition. However, the Company may fail to identify all critical year 2000 problems, may not properly assess, remediate or test its systems, and may encounter unexpected delays or costs associated with its year 2000 effort. In addition, the Company has not completed its assessment of the year 2000 readiness of significant suppliers. The Company believes that products and services supplied by third parties present the greatest year 2000 risks to the Company. The Company relies on third-party suppliers for a significant number of systems related to its Portico service, such as:

   o  the calendar and contact software;

   o  the voice recognition software;

   o  the text-to-speech software;

   o  the billing system; and

   o  the network operations center equipment.

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

RISK FACTORS

   In this section we summarize certain risks regarding our business and industry. Readers should carefully consider the following risk factors in conjunction with the other information included in this report on Form 10-Q.

OUR BUSINESS STRATEGY IS NEW, AND WE MAY BE UNABLE TO IMPLEMENT IT SUCCESSFULLY.

   In early 1997, we changed our business strategy to focus on the marketing and sale of voice-enabled services. We are still at an early stage in the implementation of our new strategy. We face many of the risks faced by new businesses, especially companies in new and rapidly evolving markets. Such risks include, among others:

   o  our business model has not been tested;

   o  the market for voice-enabled services is not established;

   o  we may not be able to capture a significant part of the market;

   o  we may not be able to anticipate and adapt to changes in the market; and

   o we may be unable to secure profitable relationships with additional partners, including telecommunications carriers, device manufacturers, and Internet companies.

   In order to compete successfully as a provider of voice-enabled services, among other things, we believe we must:

   o develop and maintain at reasonable cost a significant subscriber base for our Portico and other voice-enabled services;

   o establish and maintain relationships with companies seeking to private label our services and with companies seeking to voice enable their services;

   o enhance the features and functionality of the Portico(TM) service to address the preferences and requirements of our subscribers, and to respond to competitive developments;

   o develop and enhance our core technologies, including our magicTalk(TM) voice user interface platform, our network operations center, and our second-generation agent technology, both to enhance the performance and lower the cost of our services; and

   o  continue to attract, retain and motivate qualified personnel.

   We may not have the resources necessary to fully execute each of these goals. If we fail to accomplish any of them or otherwise address the risks stated above, our ability to compete as a provider of voice-enabled services may be compromised.

WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

   We may never achieve and sustain profitability. Since our inception, we have generated only minimal revenues. We have incurred significant losses, and we have substantial negative cash flow. As of March 31, 1999, we had an accumulated deficit of $223.8 million, with a net loss of $13.7 million for the three-month period ended March 31, 1999.

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

   In particular, our success is dependent upon the number of subscribers to our services that we are able to attract and retain, and the number of subscribers to private-label and other voice-enabled services that our partners are able to attract and retain. Although Portico was launched in July 1998, revenues from Portico subscriptions to date have not been significant. In addition, although we have entered into arrangements with Qwest Communications Corporation, Intuit(R) Inc., Wireless Knowledge, and BellSouth Mobility, Inc. we cannot guarantee that any of the services contemplated by these companies will be commercially launched. Even if these services were commercially launched, our partners may not be able to attract and retain a sufficient number of subscribers to attain profitability. If we and our partners are not able to attract and retain a sufficient number of subscribers, our revenues and results of operations will be adversely affected.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO EXPAND OUR BUSINESS, AND WE ARE DEPENDENT ON DISTRIBUTION RELATIONSHIPS.

   We plan to distribute our services through multiple channels. If we do not successfully implement this multi-channel strategy, our revenues and results of operations may be adversely affected. We believe that to successfully market our services, we must:

   o undertake a marketing campaign to identify and successfully pursue effective ways to market General Magic-labeled services to mobile professionals and other users;

   o identify, establish and maintain arrangements with telecommunications carriers, device manufacturers and other companies seeking private-label versions of our services; and

   o identify, establish and maintain arrangements with Internet companies and other companies seeking to voice enable Web content and other network-based services.

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

   On November 6, 1998, we entered into an agreement with Intuit Inc. to develop voice access to certain financial services and information on Intuit's Quicken.com(TM) Web site. The agreement provides for an initial two-year term, with automatic one-year renewal terms unless either party provides written notice to the other 60 days prior to the end of the then current term. However, the agreement will automatically terminate if the services to be provided under the agreement are not commercially released by December 31, 1999. We cannot guarantee that this deadline will be met. In addition, Intuit may terminate the agreement if we fail to perform or observe any material term or obligation under the agreement.

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

   In February 1999, we, along with Wireless Knowledge LLC, announced plans to provide Revolv service users with voice-enabled access to information and corporate groupware. Although we have signed a letter of intent with Wireless Knowledge, the letter of intent is non-binding. Wireless Knowledge may terminate the arrangement at any time.

   In May 1999, BellSouth announced its intention to begin a 3-4 month initial deployment of the Portico service in the Atlanta area, and if the initial deployment is successful, to expand the availability of the service in Atlanta and other markets. We cannot guarantee that the initial deployment will be successful. In addition, BellSouth may terminate the arrangement at any time.

   We may not succeed in maintaining these distribution relationships. In addition, we may not be successful in establishing additional relationships. Even if we are able to establish and maintain these relationships, these companies may be unable to successfully remarket our voice-enabled services. Our control over the marketing efforts of Qwest, Intuit, Wireless Knowledge, and BellSouth is limited under our arrangements. We cannot guarantee that Qwest, Intuit, Wireless Knowledge, BellSouth or any future partner will actively market the services incorporating our technology.

OUR LIMITED RESOURCES MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO IMPLEMENT OUR NEW STRATEGY.

   Building, maintaining and enhancing our Portico and other voice-enabled services, and developing private-label services with third parties are complex processes that require significant financial and other resources. Among other things, we must:

   o enhance the features and functionality of the Portico service to address the preferences and requirements of our subscribers, and to respond to competitive developments;

   o develop and deploy private-label versions of the Portico service for existing and future partners;

   o develop and deploy our magicTalk voice user interface to voice enable Web content and other network-based services, such as Intuit's Quicken.com Web site;

   o continue to identify, establish and maintain relationships with telecommunications carriers, device manufacturers, Internet firms and other companies for the resale, remarketing and distribution of our services;

   o enhance our core technologies, including our magicTalk voice user interface platform, network operations center, second-generation agent technology and Internet appliance; and

   o  undertake related marketing and advertising campaigns.

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

WE WILL HAVE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE NEEDS, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN.

   If expenditures required to achieve our plans are greater than projected or if we are unable to generate adequate cash flow from sales of our Portico services, private-label Portico services and services built on our magicTalk voice user interface platform, we will need to seek additional sources of capital. The Portico service was introduced in July 1998, and to date we have not generated significant revenue. In addition, although we have entered into arrangements with Qwest, Intuit, Wireless Knowledge, and BellSouth, we cannot guarantee that we will be able to generate significant revenue from these arrangements. We have no commitments or arrangements to obtain any additional funding. We may not be able to obtain such additional funding if it becomes necessary. The unavailability or timing of any financing could prevent or delay the continued development and marketing of our services and may require us to curtail our operations.

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

   In addition, our future success is in part dependent upon continued growth in the use of the Internet. The Internet may prove not to be a viable means of conducting commerce or communications for a number of reasons, including potentially unreliable network infrastructure and poor performance. In addition, if the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed on it by such growth. Failure of the Internet as a mode of conducting commerce and communications could have an adverse effect on our business.

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

   In addition, in the event that the number of subscribers to our services increases substantially in a short period of time or we are successful in establishing a relationship with a partner with a large existing customer base, our network operations center may not be capable of meeting the resulting increase in demand. Although we believe that our systems are scalable, we cannot test conclusively for scalability. A sudden increase in demand could lead to slow-downs or failures in our services.

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

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

   We have two series of preferred stock outstanding as of May 7, 1999, both of which are convertible into common stock. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock will increase and the holders of common stock would experience substantial dilution of their investment. The following shares of preferred stock are currently outstanding:

   o 50,000 shares of Series A preferred stock. Each share of Series A preferred stock is convertible into 72.58 shares of common stock, subject to adjustment for stock splits, dividends and similar events and for future issuances of stock at a price below $1.24 per share. The 50,000 shares of Series A preferred stock outstanding as of May 7, 1999, would be convertible into approximately 3,629,000 shares of common stock.

   o 2,000 shares of Series D preferred stock. Each share of Series D preferred stock is convertible into that number of shares of common stock equal to:
      (A) $10,000 plus accrued but unpaid dividends divided by (B) 110% of the average of closing bid prices of a share of common stock during the ten trading days after, at our sole election, May 29, 1999 or June 28, 1999. The number of shares of common stock issuable upon conversion is subject to adjustment: for stock splits, dividends and similar events; for future issuances of stock at a price below the initial conversion price; on December 31, 1999, June 30, 2000, and on the last day of each September and March through March 2002, depending on the closing bid prices of our common stock at such times; for future issuances of convertible stock with a variable conversion price; and in the event we fail to comply with certain requirements. Assuming a conversion price based on the average of the closing sale prices during the ten consecutive trading days immediately after March 30, 1999 ($3.33), the 2,000 shares of Series D preferred stock outstanding as of May 7, 1999, would be convertible into approximately 6,037,265 shares of common stock.

   In order to comply with the rules of the Nasdaq Stock Market, we must obtain stockholder approval prior to issuing shares of common stock upon conversion of our Series D preferred stock in excess of 19.9% of our common stock outstanding as of March 30, 1999, the date of issuance of the Series D preferred stock. If we do not obtain approval, we could in certain circumstances be required to redeem the outstanding shares of the Series D preferred stock. In addition, certain other events could require us to redeem Series D preferred stock. Redemption of any series of preferred stock could significantly deplete our cash reserves, which would materially adversely affect our financial condition.

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

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT.

   Any delays in product development or market launch could adversely affect our revenues or results of operations. To be successful, we must, among other things, develop technology to enable us to provide, bill for and enhance our Portico services and other voice-enabled services, including those we agree to supply for third parties. Software product development schedules are difficult to predict because they involve creativity and the use of new development tools and learning processes. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved products or services or the delivery of new versions of our products or services.

WE ARE DEPENDENT ON THIRD-PARTY TECHNOLOGIES AND SERVICES.

   We have incorporated technology developed by third parties in the Portico service and the services to be provided to our partners. We will continue to incorporate third-party technology in future products and services. We have limited control over whether or when these third-party technologies will be developed or enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to timely develop, license or support technology necessary to our services, market acceptance of our services could be adversely affected. In addition, we rely and will continue to rely on services supplied by third parties such as telecommunications, Internet access and power. If these services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

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

OUR INVESTMENT IN AND OTHER COMMITMENTS TO DATAROVER MOBILE SYSTEMS, INC. MAY RESULT IN A SIGNIFICANT LOSS TO US.

   Effective October 1998, we divested our DataRover handheld communications device division in a transaction with DataRover Mobile Systems, Inc. ("DSI"). In connection with the transaction, we made an investment in DSI totaling $3,361,000, and received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of DSI. We accounted for our investment under the equity method, requiring us to record 100% of the losses incurred by DSI up to a total of $3,361,000. As of March 31, 1999, we had recorded a decrease of $2,521,000 in the value of our investment to reflect our equity in the losses incurred by DSI through that date. In the event that DSI incurs further losses in any future period, we will be required to record a corresponding decline in the value of our investment. In addition, if we determine that the value of our investment in DSI has been impaired, we will be required to write off our investment, in whole or in part.

   In connection with this transaction, we also had agreed to purchase DataRover 840 units for DSI from Oki Electric Industry Co., Ltd.("Oki Electric") under an existing letter of credit. During March 1999, the Company purchased all units which it was obligated to purchase from Oki Electric. As of March 31, 1999, DSI's obligation to us was valued at $2,884,000. We are to be reimbursed by DSI the cost of such units upon the earlier of five days following the sale of the units by DSI, or 120 days following shipment by Oki Electric. DSI's obligation to reimburse us is secured by all of its personal property. We cannot guarantee that DSI will be able to reimburse us, or that our security interest in their personal property will be adequate to satisfy their obligation to us.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS UNCERTAIN.

   We believe that our success depends, in part, on our ability to protect our intellectual property. In order to do that, we must take the following measures:

   o  obtain patent, copyright and trademark protection where appropriate;

   o  preserve our trade secrets;

   o defend our patents, copyrights, trademarks and trade secrets against infringement;

   o  operate without infringing the intellectual property rights of others; and

   o prevent unauthorized disclosure of confidential information through the use of confidentiality agreements with employees, consultants and partners.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE.

   The market price of our common stock has been and may continue to be extremely volatile. Since our initial public offering in February 1995, the closing price of our common stock has ranged from a high of $26.625 to a low of $0.938 per share. The following factors may have a significant impact on the market price of our common stock:

   o any shortfall in our revenue or net income or in the revenue or net income expected by securities analysts;

   o conversion of preferred stock into common stock that results in substantial dilution to the holders of our common stock;

   o quarterly fluctuations in our financial results or the results of other companies in our industry;

   o changes in analyst's estimates of our financial performance or the financial performance of our competitors;

   o  delays in product development or disruptions in our service;

   o  investments by large equity partners;

   o the announcement of arrangements with channel or strategic partners by us or our competitors;

   o  the announcement of technological innovations by us or our competitors;

   o  the introduction of new products or services by us or our competitors;

   o  sales of large blocks or significant short selling of our common stock;
      and

   o conditions in the financial markets in general and in our industry in particular.

WE MAY HAVE YEAR 2000 COMPLIANCE ISSUES.

   We face risks related to the inability of computer systems to accurately identify and process dates beyond the year 1999. We are currently taking steps to address these risks for all of our computer systems, including internal systems and systems supplied to us by third parties. These systems include those that are commonly thought of as information technology systems, such as our billing, accounting and network systems. In addition, these systems include those that are non-information technology systems, such as our building control systems, building safety systems and communications systems. Based on currently available information, we do not believe that year 2000 issues will have a material adverse impact on our results of operations or financial condition. However, we may fail to identify all critical year 2000 problems, may not properly assess, remediate or test our systems, and may encounter unexpected delays or costs associated with our year 2000 effort. In addition, we have not completed our assessment of the year 2000 readiness of significant suppliers. We believe that noncompliance of products and services supplied to us by third parties presents the most significant year 2000 risk. We rely on third-party suppliers for a significant number of systems related to our Portico service, such as:

   o  the calendar and contact software;

   o  the voice recognition software;

   o  the text-to-speech software;

   o  the billing system; and

   o  the network operations center equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1999

                           Part II--Other Information

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        On March 30, 1999, the Company issued 2,000 shares of the Series D Convertible Preferred Stock and warrants to purchase 150,000 shares of common stock for an aggregate cash consideration of $20.0 million to accredited investors. The terms of the conversion and exercise of these securities are incorporated by reference to Part I- Item 1-Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided by section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A Special Meeting of Stockholders of General Magic, Inc. was held on January 21, 1999.

        Proposal 1: To approve an amendment to the Company's Certificate of Incorporation to increase the authorized Common stock of the Company from 60,000,000 shares to 100,000,000 shares was approved by the stockholders.

        The proposal received the following votes:

        For:                                                       30,869,349
        Against:                                                    1,595,704
        Abstain:                                                      802,156

        Proposal 2: To approve the issuance of shares of the Company's Common Stock upon (i) the conversion of the Company's Series C Convertible Preferred Stock and (ii) the exercise of warrants for the purchase of shares of the Company's Common Stock was approved by the stockholders.

        The proposal received the following votes:

        For:                                                       19,720,818
        Against:                                                    1,420,450
        Abstain:                                                      290,135

        Proposal 3: To approve an amendment to the Company's Certificate of Incorporation to modify the terms of the Series C Convertible Preferred Stock was approved by the stockholders.

        The proposal received the following votes:

        For:                                                       19,709,639
        Against:                                                    1,364,656
        Abstain:                                                      357,108

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits have been filed with this report:


EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
10.2             The Company's Amended and Restated 1990 Stock Option Plan, as
                 amended through April 16, 1998, and related forms of agreement

10.4 The Company's 1994 Outside Directors Stock Option Plan, as amended through April 16, 1998, and related forms of agreement

10.20            Lease Agreement dated February 20, 1998 between Aetna Life
                 Insurance Company, as Landlord, and Classifieds2000, Inc., as
                 Tenant

10.21            Consent to Subletting dated December 7, 1998 between Aetna Life
                 Insurance Company, as Landlord, Classifieds2000, Inc., as
                 Tenant, and the Company, as Subtenant

10.22 Sublease dated December 4, 1998 between Classifieds2000, Inc., as Sublandlord, and the Company, as Subtenant, under Master
                 Lease dated February 20, 1998 between Aetna Life Insurance
                 Company and Classifieds2000, Inc.

10.23            Sub-Sublease dated February 8, 1999 between the Company, as
                 Sub-Sublessor, and DataRover Mobile Systems, Inc., as
                 Sub-Sublessee

10.24(1)         License Agreement dated April 30, 1998 between the Company and
                 Portal Information Network, Inc., as amended

10.25(1)         Prototype Development Agreement dated March 3, 1997 between the
                 Company and Nuance Communications, as amended

10.26(1) Development and License Agreement dated May 12, 1997 between the Company and Starfish Software, Inc.

10.27(1) Software Support and Maintenance Agreement dated January 1, 1999 between the Company and Starfish Software, Inc.

10.28(1) Software License and Services Agreement dated October 6, 1997 between the Company and Oracle Corporation, as amended

10.29(1)         Master Agreement for Internetworking Services dated September
                 4, 1998 between the Company and GTE Internetworking
                 Incorporated, as amended

10.30(1)         Flagship License Agreement dated March 31, 1998 between the
                 Company and Isocor, as amended

10.31(1)         Agreement dated August 18, 1998 between the Company and
                 Paymentech Merchant Services, Inc.

10.32            Agreement dated February 19, 1999 between the Company and James
                 P. McCormick

10.33            Agreement dated February 5, 1999 between the Company and Kevin
                 J. Surace

27.1             Financial Data Schedule


----------------
(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on May 17, 1999.

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, March 31, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 14, 1999                                 /s/ STEVEN MARKMAN
                                           -------------------------------------
                                   Name:               Steven Markman
                                   Title:      Chairman and Chief Executive
                                           Officer (Principal Executive Officer)



DATE May 14, 1999                                 /s/ JAMES P. McCORMICK
                                           -------------------------------------
                                   Name:              James P. McCormick
                                   Title:           Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
10.2             The Company's Amended and Restated 1990 Stock Option Plan, as
                 amended through April 16, 1998, and related forms of agreement

10.4 The Company's 1994 Outside Directors Stock Option Plan, as amended through April 16, 1998, and related forms of agreement

10.20            Lease Agreement dated February 20, 1998 between Aetna Life
                 Insurance Company, as Landlord, and Classifieds2000, Inc., as
                 Tenant

10.21            Consent to Subletting dated December 7, 1998 between Aetna Life
                 Insurance Company, as Landlord, Classifieds2000, Inc., as
                 Tenant, and the Company, as Subtenant

10.22 Sublease dated December 4, 1998 between Classifieds2000, Inc., as Sublandlord, and the Company, as Subtenant, under Master
                 Lease dated February 20, 1998 between Aetna Life Insurance
                 Company and Classifieds2000, Inc.

10.23            Sub-Sublease dated February 8, 1999 between the Company, as
                 Sub-Sublessor, and DataRover Mobile Systems, Inc., as
                 Sub-Sublessee

10.24(1)         License Agreement dated April 30, 1998 between the Company and
                 Portal Information Network, Inc., as amended

10.25(1)         Prototype Development Agreement dated March 3, 1997 between the
                 Company and Nuance Communications, as amended

10.26(1) Development and License Agreement dated May 12, 1997 between the Company and Starfish Software, Inc.

10.27(1) Software Support and Maintenance Agreement dated January 1, 1999 between the Company and Starfish Software, Inc.

10.28(1) Software License and Services Agreement dated October 6, 1997 between the Company and Oracle Corporation, as amended

10.29(1)         Master Agreement for Internetworking Services dated September
                 4, 1998 between the Company and GTE Internetworking
                 Incorporated, as amended

10.30(1)         Flagship License Agreement dated March 31, 1998 between the
                 Company and Isocor, as amended

10.31(1)         Agreement dated August 18, 1998 between the Company and
                 Paymentech Merchant Services, Inc.

10.32            Agreement dated February 19, 1999 between the Company and James
                 P. McCormick

10.33            Agreement dated February 5, 1999 between the Company and Kevin
                 J. Surace

27.1             Financial Data Schedule


----------------
(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on May 17, 1999.