Form 10-Q
period 1999-06-30
GENERAL MAGIC INC
filed 1999-08-16
CIK 933524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1999

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



        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        41,146,428 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of July 31, 1999.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1999


                                 C O N T E N T S

Item Number                                                                                                       Page
-----------                                                                                                       ----
                                       PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         a.    Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                          3

         b.    Condensed  Consolidated  Statements of  Operations - Three-Month  Periods Ended June 30, 1999
               and 1998 and Six-Month Periods Ended June 30, 1999 and 1998
                                                                                                                    4
         c.    Condensed  Consolidated  Statements of Cash Flows - Six-Month Periods Ended June 30, 1999 and
               1998                                                                                                 5

         d.    Notes to Condensed Consolidated Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                 28

                                         PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                         29

Item 2.  Changes in Securities and Use of Proceeds                                                                 29

Item 3.  Defaults Upon Senior Securities                                                                           29

Item 4.  Submission of Matters to a Vote of Security Holders                                                       29

Item 5.  Other Information                                                                                         30

Item 6.  Exhibits and Reports on Form 8-K                                                                          30

Signatures                                                                                                         31

Exhibits

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              June 30,          December 31,
ASSETS                                                                          1999                1998
                                                                            --------------------------------
Current assets:
   Cash and cash equivalents (including restricted cash of $2,280
    in 1998)                                                                $     31,235        $     21,845
   Short-term investments                                                          1,000              12,075
   Other current assets                                                            1,008               1,700
                                                                            --------------------------------
         Total current assets                                                     33,243              35,620
                                                                            --------------------------------

Property and equipment, net                                                       10,489               7,507
Other assets                                                                       4,189               4,171
                                                                            --------------------------------
         Total assets                                                       $     47,921        $     47,298
                                                                            ================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                         $      1,634        $      1,348
   Accrued expenses                                                               10,949               9,980
   Current portion of long-term debt                                               2,333               2,333
   Other current liabilities                                                          20                  54
                                                                            --------------------------------
         Total current liabilities                                                14,936              13,715

Deferred revenue, noncurrent                                                       2,000               2,000
Long-term debt                                                                     2,611               3,778
Other long-term liabilities                                                          589                 683
                                                                            --------------------------------
         Total liabilities                                                        20,136              20,176

Commitments

Redeemable, convertible Series D preferred stock, $0.001 par value
   Stated at involuntary liquidation preference
   Authorized: 2 shares
   Issued and outstanding: 1999 - 2; 1998 - None                                  20,252                   -
Redeemable, convertible Series C preferred stock, $0.001 par value
   Stated at involuntary liquidation preference
   Authorized: 3 shares
   Issued and outstanding: 1999 - None; 1998 - 2                                       -              20,658
Redeemable, convertible Series B preferred stock, $0.001 par value
   Stated at involuntary liquidation preference
   Authorized: 12 shares
   Issued and outstanding: 1999 - None; 1998 - 6                                       -               7,577

Stockholders' equity (deficit):
   Convertible Series A preferred stock, $0.001 par value
     Liquidation preference: 1999 - $4,500; 1998 - $4,500
     Authorized: 50 shares
     Issued and outstanding: 1999 - 50; 1998 - 50                                      -                   -
   Convertible Series E preferred stock, $0.001 par value
     Liquidation preference: 1999 - $5,990; 1998 - None
     Authorized: 599 shares
     Issued and outstanding: 1999 - 599; 1998 - None                                   -                   -
   Preferred stock, $0.001 par value
     Authorized: 435 shares
     Issued and outstanding: 1999 and 1998 - None                                      -                   -
   Common stock, $0.001 par value
     Authorized: 100,000 shares
     Issued and outstanding: 1999 - 41,099; 1998 - 33,400                             41                  33
   Additional paid-in capital                                                    244,826             208,557
   Deficit accumulated during development stage                                 (237,131)           (209,500)
                                                                            --------------------------------
                                                                                   7,736                (910)
Less treasury stock, at cost: 1999 and 1998 - 46                                    (203)               (203)
                                                                            --------------------------------
         Total stockholders' equity (deficit)                                      7,533              (1,113)
                                                                            --------------------------------
                                                                            $     47,921        $     47,298
                                                                            ================================


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three-Month Periods Ended          Six-Month Periods Ended
                                                                              June 30,                           June 30,
                                                                     -------------------------------------------------------------
                                                                        1999             1998             1999             1998
                                                                     -------------------------------------------------------------
Revenue:
     Service revenue                                                 $      164       $        -       $      301       $        -
     Licensing revenue                                                       16                4               34            1,514
     Other revenue                                                            -               87                -              272
                                                                     -------------------------------------------------------------

Total revenue                                                               180               91              335            1,786
Operating expenses:
     Cost of other revenue                                                    -               51                -              198
     Network operations                                                   1,588                -            3,500                -
     Research and development                                             3,183            4,784            6,749            9,494
     Selling, general and administrative                                  6,275            4,373           12,181            7,550
     Depreciation and amortization                                        1,145              736            2,118            1,440
     Write-off of in-process research and development                         -                -                -            2,050
                                                                     -------------------------------------------------------------

Total costs and expenses                                                 12,191            9,944           24,548           20,732
                                                                     -------------------------------------------------------------

Loss from operations                                                    (12,011)          (9,853)         (24,213)         (18,946)

Total other income (expense), net                                        (1,017)           2,535           (2,510)           5,205
                                                                     -------------------------------------------------------------

Loss before income taxes                                                (13,028)          (7,318)         (26,723)         (13,741)

Income taxes                                                                  -               19               22               19
                                                                     -------------------------------------------------------------

Net loss                                                                (13,028)          (7,337)         (26,745)         (13,760)

Dividends on preferred stock                                               (351)             (89)            (634)            (116)
Warrants issuance on Series D preferred stock                                 -                -             (251)
Favorable conversion rights on convertible Series A
      preferred stock                                                         -                -                -           (3,665)
Favorable conversion and redemption rights on redeemable,
      convertible Series B preferred stock and favorable
      exercise rights on warrants                                                         (6,333)               -           (8,034)
Favorable redemption rights on redeemable, convertible Series
      C preferred stock                                                                  (10,016)               -          (10,016)
                                                                     -------------------------------------------------------------
Loss applicable to common stockholders                               $  (13,379)      $  (23,775)      $  (27,630)      $  (35,591)

Basic and diluted loss per share                                     $    (0.34)      $    (0.82)      $    (0.75)      $    (1.26)
Shares used in computing per share amounts                               39,242           29,104           36,807           28,258


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     Six-Month Periods Ended
                                                                                            June 30,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  -----------------------------
Cash flows from operating activities:
Net loss                                                                          $    (26,745)    $    (13,760)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       2,066            1,440
     Equity in net loss of unconsolidated affiliate                                      3,016                -
     Deferred revenue                                                                        -           (2,186)
     Amortization of deferred compensation                                                   -              341
     Write-off of in-process research and development                                        -            1,850
Changes in items affecting operations:
     Other current assets                                                                  692             (860)
     Accounts payable and accrued expenses                                               1,237              280
                                                                                  -----------------------------
      Net cash used in operating activities                                            (19,734)         (12,895)
                                                                                  -----------------------------
Cash flows from investing activities:
     Purchases of short-term investments                                                (3,077)         (18,260)
     Proceeds from sales and maturities of short-term investments                       14,152           12,137
     Purchases of property and equipment                                                (4,997)          (2,233)
     Other assets                                                                       (3,086)            (397)
                                                                                  -----------------------------
      Net cash provided by investing activities                                          2,992           (8,753)
                                                                                  -----------------------------
Cash flows from financing activities:
     Repayment of capital lease obligations                                                (15)            (150)
     Proceeds of issuance of debt                                                            -            1,905
     Repayment of debt                                                                  (1,167)            (222)
     Proceeds from sale of common stock                                                    860            1,981
     Purchase of treasury stock                                                              -              (39)
     Proceeds from sale of Series E preferred stock, net of offering costs               5,967
     Proceeds from sale of Series D preferred stock                                     20,000                -
     Proceeds from sale of Series C preferred stock                                                      29,518
     Proceeds from sale of Series B preferred stock                                          -            6,915
     Proceeds from sale of Series A preferred stock                                          -            4,463
     Other long-term liabilities                                                           487              (95)
                                                                                  -----------------------------
      Net cash provided by financing activities                                         26,132           44,276
                                                                                  -----------------------------
Net increase in cash and cash equivalents                                                9,390           22,628
Cash and cash equivalents, beginning of period                                          21,845           17,414
                                                                                  -----------------------------
Cash and cash equivalents, end of period                                          $     31,235     $     40,042
                                                                                  =============================

Supplemental disclosures of cash flow information:
     Income taxes paid during the period                                          $         22     $         19
     Interest paid during the period                                                       244              241

Noncash investing and financing activity:
     Conversion of Series C preferred stock into common stock                     $     20,924     $          -
     Conversion of Series B preferred stock into common stock                            7,695            1,842
     Preferred stock dividends                                                             634              116
     Deferred compensation for restricted stock issuances                                    -              393
     Purchase of technology in exchange for shares of common stock                           -            1,850
     Favorable conversion rights on Series A preferred stock issuance                        -            3,665
     Favorable redemption and conversion rights on Series B preferred
       stock and warrant issuance                                                            -            8,150
     Favorable redemption rights on Series C preferred stock issuance                        -           10,016


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1998 and 1997, and for each of the three years ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on March 31, 1999.

    The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results expected for the current year or any other period.

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

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                         June 30,    December 31,
                                                           1999           1998
                                                      ---------------------------
Network operations center                             $      9,145   $      5,357
Office equipment and computers                               8,634          7,818
Furniture and fixtures                                       2,430          2,373
Leasehold improvements                                       1,332            996
                                                      ---------------------------
                                                      $     21,541   $     16,544
Less accumulated depreciation and amortization              11,052          9,037
                                                      ---------------------------
                                                      $     10,489   $      7,507
                                                      ===========================

ACCRUED EXPENSES

    A summary of accrued expenses follows (in thousands):

                                                       June 30,    December 31,
                                                        1999           1998
                                                    ---------------------------
Prepaid royalty payment and accrued interest        $      4,287   $      4,217
Employee compensation                                      3,363          3,688
Other                                                      3,299          2,075
                                                    ---------------------------
                                                    $     10,949   $      9,980
                                                    ===========================

TOTAL OTHER INCOME (EXPENSE), NET

    A summary of other income follows (in thousands):

                                          Three-Month Periods Ended       Six-Month Periods Ended
                                                   June 30,                        June 30,
                                         ----------------------------------------------------------
                                            1999            1998            1999            1998
                                         ----------      ----------      ----------      ----------
Equity in net loss of DSI                $   (1,220)            $ -      $   (3,016)              -
Gain on sale of Starfish, Inc.                    5               -             162               -
Gain on AltoCom, Inc. transactions                -           2,250               -           4,696
Interest income                                 300             384             574             735
Interest expense                               (104)           (125)           (254)           (253)
Other                                             2              26              24              27
                                         ----------------------------------------------------------
                                         $   (1,017)     $    2,535      $   (2,510)     $    5,205
                                         ==========================================================

NOTE 3: COMPREHENSIVE INCOME/LOSS

    Effective January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive loss in interim periods and additional disclosures of the components of comprehensive loss on an annual basis. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three-month and six-month periods ended June 30, 1999 and 1998, there were no material differences between the Company's comprehensive loss and net loss.

NOTE 4: NET LOSS PER SHARE

    The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect.

    The following were excluded:

                                                                                 June 30,              June 30,
                                                                                   1999                  1998
                                                                                 ------------------------------
Stock options                                                                    8,222,000            4,330,000
Warrants for the purchase of common stock                                          780,000              710,000
Shares of common stock  issuable  upon  conversion of Series A preferred
    stock                                                                        3,629,000            3,629,000
Shares of common stock  issuable  upon  conversion of Series B preferred
    stock                                                                                -            1,891,000
Shares of common stock  issuable  upon  conversion of Series C preferred
    stock                                                                                -            2,788,000
Shares of common stock  issuable  upon  conversion of Series D preferred
    stock                                                                        5,101,000                    -
Shares of common stock  issuable  upon  conversion of Series E preferred
    stock                                                                        1,839,000                    -

NOTE 5: PREFERRED STOCK

    On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock (the "Warrant") for cash proceeds of $5,967,000, net of issuance costs of $33,000. Except as may be required by law, the Series E preferred stock has no voting rights. The holder is entitled to receive non-cumulative dividends at 5% of $10,000 per annum on each share of the Series E preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series E preferred stock is $10,000 per share, and is payable pari passu with the Series A and Series D preferred stock and in preference to the holders of common stock. Subject to adjustment in certain circumstances, each share of Series E preferred stock is convertible into that number of shares of the Company's common stock equal to $10,000 divided by $3.80. The Warrant is exercisable for 100 shares of Series E preferred stock at an exercise price of $10,000 per share. The Warrant has a fifteen-month term and is immediately exercisable. As of June 30, 1999, a total of 1,839,474 shares of the Company's common stock were issuable upon the conversion of the Series E preferred stock, including shares of Series E preferred stock issuable upon conversion of the Warrant.

    On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each share of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A and Series E preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $3.97 (the "Conversion Price"). The Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Reset Price") if the Reset Price is less than the then-effective Conversion Price.

    Subject to certain conditions, the Company may redeem all of the Series D preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power in the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation value. In addition, subject to certain conditions, in the event that a Reset Price is less than 50% of the initial Conversion Price, the Company may redeem all of the Series D preferred stock at liquidation value.

    In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference or (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of (i) 130% of the liquidation preference or (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among others: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on The Nasdaq National Market ("Nasdaq"), The American Stock Exchange, Inc. ("AMEX") or The New York Stock Exchange ("NYSE"); or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (x) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to maintain listing of its common stock on Nasdaq, AMEX or NYSE; or (z) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $5.073 per share. The warrants have a three-year term and are immediately exercisable.

    During the six-month period ended June 30, 1999, 5,600 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 2,459,746 shares of common stock. As of June 30, 1999, no shares of the Series B preferred stock were outstanding. During the six-month period ended June 30, 1999, 1,549 shares of the 5 % Cumulative Convertible Series C Preferred Stock were converted into 4,877,219 shares of common stock. As of June 30, 1999, no shares of the Series C preferred stock were outstanding.

NOTE 6: INVESTMENT IN DATAROVER MOBILE SYSTEMS, INC.

    Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division") in a transaction with DataRover Mobile Systems, Inc. ("DSI"). Pursuant to the transaction, the Company contributed cash and certain other assets of the DataRover Division totaling $3,361,000 in value to DSI. The Company also licensed certain of its technologies to DSI. In consideration therefor, the Company received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of DSI. The majority of DSI's common stock is owned by employee founders of DSI. The Company did not recognize any gain or loss as a result of the divestiture of the DataRover Division, and has accounted for its investment in DSI under the modified equity method, which requires the Company to record 100% of the losses incurred by DSI. As of June 30, 1999, the Company had recorded a decrease of $3,016,000 since December 31, 1998, reducing the value of its investment to zero and writing off a portion of the associated receivable described below.

    During the three-month period ended March 31, 1999, the Company purchased handheld communication units from Oki Electric Industry Co., Ltd. ("Oki Electric") for DSI under an existing letter of credit for a total of $2,179,000. As of June 30, 1999, there was no remaining commitment to purchase units for DSI. DSI is obligated to reimburse the Company the actual cost of such units upon the earlier of: five (5) days following the sale of the units by DSI or 120 days following shipment by Oki Electric. DSI's obligation to reimburse the Company is secured by all personal property of DSI. The Company has also agreed to provide office space to DSI at a discount to market value for a period of one year. As of June 30, 1999, the receivable from DSI was $2,639,000, comprised of purchases made from Oki Electric by the Company on behalf of DSI. A portion of the receivable has been written off in order to continue to record the Company's equity in losses incurred by DSI after reducing the investment balance to zero. The Company has reclassified this receivable to other assets in the accompanying condensed consolidated financial statements in anticipation of the closing of a DSI financing transaction described in Note 9.

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

LONG-TERM DEBT

    In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (7.75% as of June 30, 1999), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of June 30, 1999, $2,444,000 was outstanding under this term loan.

    In June 1998, the Company secured a $3,000,000 term loan with the same financial institution. The loan bears interest at the financial institution's prime rate (7.75% as of June 30, 1999), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of June 30, 1999, $2,500,000 was outstanding under this term loan.

    As of June 30, 1999, the current and non-current portions due under these loans were $2,333,000 and $2,611,000, respectively. Both of these term loans contain customary covenants and events of default. As of June 30, 1999, the Company was in full compliance with all loan covenants.

NOTE 8: SEGMENT REPORTING

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements.

    Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its

Chief Operating Officer ("COO"). Financial information for separate components of the Company's business is not available to the COO for review and analysis. Allocation of resources and assessment of performance is based on the Company's condensed consolidated financial information, which is available to the COO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company therefore operates in a single operating segment, voice-enabled services. Total revenue for both the six-month periods ended June 30, 1999 and 1998, was reported under the voice-enabled services product offering.

NOTE 9: SUBSEQUENT EVENTS

EQUITY FINANCING

    Effective July 30, 1999, the Company completed a common stock investment agreement with an institutional investor pursuant to which the Company may, from time to time, issue up to an aggregate of $26,000,000 of the Company's common stock at a discount to market.

INVESTMENT IN DSI

    On August 5, 1999, in connection with a DSI financing transaction, the Company exchanged all of its preferred stock and common stock for Series AA convertible preferred stock. In connection with this transaction, the Company also agreed to reduce the receivable due from DSI to $500,000, and released its security interest in all personal property of DSI other than its DataRover 840 inventory. As a result of this transaction, the Company now owns less than 20% of the outstanding common stock of DSI. The Company will therefore begin to account for this investment under the cost method and will no longer be required to record losses incurred by DSI except to the extent of an other than temporary impairment of our cost basis of investment.

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

    General Magic, Inc. (the "Company") develops and markets voice-enabled services that provide voice access over the telephone to information that is stored on computer networks, including Web sites. The Company's services are designed to make it easy and convenient for subscribers to access and act on their personal and business information. The Company's primary offerings are the Portico(TM) virtual assistant service, private-label versions of the Portico service provided by telecommunication carriers to their customers, the myTalk(TM) free email service, and services that provide voice access to Web content over the phone. One of the Company's core technology assets is the magicTalk(TM) voice user interface, used in all of these offerings. The Company hosts voice-enabled services in its network operations center, located in Sunnyvale, California.

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

    The Company distributes the Portico virtual assistant service through a nationwide network of resellers, as well as direct to consumers through signup on the Web. The Company is also working with telecommunication carriers to provide the service to their customers. In May 1999, BellSouth Mobility, Inc. announced its intention to begin a 3-4 month initial deployment of the Portico service in the Atlanta area. Initial deployment of the service is currently scheduled for the third quarter of 1999. Other telecommunications carriers are conducting trials of the Portico service, and we expect to host customized, private-label versions of the service for any additional carriers that elect to make the service commercially available to their customers.

    Voice enabling Web content continues to represent a growth opportunity for the Company. The Web offers a broad base of potential subscribers, including consumers who may find voice to be an easy way to keep in touch with their favorite Web content when away from home. In June 1999, the Company introduced myTalk, a free Internet email service. myTalk is the first Internet service to feature a natural language voice interface and allows users to access their email from any telephone and to navigate and reply to messages using their own spoken words. The myTalk service is also accessible through a standard Web browser. Users accessing myTalk will see banner ads during a myTalk Web site session and will hear short audio ads periodically during a telephone session.

    In June 1999, Excite@Home launched the Excite Voicemail service, a free, advertising-supported service that allows Excite users to receive voicemail and faxes in their Excite email accounts. It incorporates the Company's magicTalk voice user interface and operates in its network operations center.

    In 1998, the Company announced an agreement with Intuit(R) Inc. to voice enable certain features of Intuit's Quicken.com(TM) personal finance Web site.

    The growth of the Company's Portico business and market deployment of private-label versions of the service by telecommunications carriers has developed more slowly then the Company had anticipated. The Company does not expect a full commercial deployment by a telecommunications carrier in 1999. However, the Company does expect growth in its Internet business and therefore is evaluating the opportunities presented by its respective businesses.

    The Company is at an early stage of development in its strategy to develop and market voice-enabled services, and is subject to all of the risks inherent in the establishment of a new business enterprise. In order to succeed, the Company must, among other things, secure adequate financial and human resources to meet its requirements; generate sufficient subscription, advertisers and other revenues from its services to permit the Company to operate profitably; meet the challenges inherent in the timely development and deployment of complex technologies;establish and maintain relationships with telecommunications carriers, device manufacturers, Internet companies and other partners for resale, remarketing and distribution of its services; achieve market acceptance for its Portico service, myTalk service, and other voice-enabled services; expand its network operations center to timely accommodate any demand for its services; ensure that third-party developers timely develop, license, deliver and support technologies upon which the Company's services depend; respond effectively to competitive developments; and protect its intellectual property. Any failure to achieve these objectives could have a material adverse effect on the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

    The Company has made certain changes in the format of its financial statements in order to more accurately portray the operating costs of providing voice-enabled services. These changes include the addition of certain line items to the consolidated statements of operations. Certain line items in the prior year periods have been reclassified to be consistent with these changes.

    For the three-month period ended June 30, 1999, the Company incurred a net loss of $13.0 million, or $0.34 per share, compared to a net loss of $7.3 million, or $0.82 per share, for the three-month period ended June 30, 1998. The net loss per share for the three-month period ended June 30, 1998, included the net loss for the period and $16.4 million in adjustments to accumulated deficit related to preferred stock with favorable conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per share for the three-month period ended June 30, 1998, would have been $0.25 per share. For the six-month period ended June 30, 1999, the Company incurred a net loss of $26.7 million, or $0.75 per share, compared to a net loss of $13.8 million, or $1.26 per share, for the six-month period ended June 30, 1998. The net loss per share for the six-month period ended June 30, 1998, included the net loss for the period and $21.8 million in adjustments to accumulated deficit related to preferred stock and warrants issued during the period with favorable conversion and redemption rights, respectively. Excluding the effect of these adjustments, the loss per share for the six-month period ended June 30, 1998, would have been $0.49 per share.

TOTAL REVENUE

     Total revenue for the three-month period ended June 30, 1999, was $180 thousand compared $91 thousand for the three-month period ended June 30, 1998. For the six-month period ended June 30, 1999, total revenue was $335 thousand compared to $1.8 million for the six-month period ended June 30, 1998. Licensing revenue for the six-month period ended June 30, 1998 included a $1.5 million nonrefundable fee from Microsoft Corp. for the license of certain of the Company's technologies. Total revenue for both the three-month period and the six-month period ended June 30, 1999, consists of service revenue from subscription fees for the Portico service and licensing revenue from certain of the Company's technologies. The Company expects that revenue from telecommunications carriers will not develop as expected in the second half of 1999, but that this shortfall may be offset by growth in revenue associated with the Company's Internet initiatives. If the market for voice-enabled services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

NETWORK OPERATIONS

    Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. For both the three-month and six-month periods ended June 30, 1998, this expense was classified as research and development since the Company's Portico service had not yet achieved commercial feasibility. The Company expects network operations expense to increase modestly through 1999 as it implements its plan to add network infrastructure.

RESEARCH AND DEVELOPMENT

     Research and development expense for the three-month period ended June 30, 1999, was $3.2 million, compared to $4.8 million for the three-month period ended June 30, 1998. For the six-month period ended June 30, 1999, research and development expense was $6.7 million, compared to $9.5 million for the six-month period ended June 30, 1998. The decreases in both periods were due to the reclassification of costs into network operations expense, commencing with commercial feasibility of the Portico service and a reduction of spending due to the divestiture of the DataRover handheld communications device division during the fourth quarter of 1998. The Company expects to continue to devote significant resources to research and development through the remainder of 1999, but expects the amount of its commitment to fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the three-month period ended June 30, 1999, was $6.3 million, compared to $4.4 million for the three-month period ended June 30, 1998. For the six-month period ended June 30, 1999, selling, general and administrative expense was $12.2 million, compared to $7.6 million for the six-month period ended June 30, 1998. The increases in both periods were due to staffing increases and additional marketing and advertising expenses associated with efforts to develop market demand and distribution channels for the Company's voice-enabled services. The Company expects that selling, general and administrative expense may fluctuate in amount through the remainder of 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the three-month period ended June 30, 1999, was $1.1 million, compared to $736 thousand for the three-month period ended June 30, 1998. For the six-month period ended June 30, 1999, depreciation and amortization expense was $2.1 million, compared to $1.4 million for the six-month period ended June 30, 1998. The increases in both periods were due to equipment purchases and facility improvements related to the expansion of the Company's network operations center and amortization of intangible assets associated with a prior acquisition. The Company expects depreciation and amortization expense to continue to increase in 1999 compared to 1998 as the network operations center is expanded.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

    During the six-month period ended June 30, 1998, the Company recognized a $2.1 million charge for the write-off of acquired in-process research and development in connection with the acquisition of all of the outstanding stock of NetPhonic Communications, Inc., a development stage enterprise.

TOTAL OTHER INCOME (EXPENSE), NET

    The Company had other expense of $1.0 million in the three-month period ended June 30, 1999, and other income of $2.5 million in the three-month period ending June 30, 1998. During the three-month period ended June 30, 1999, the Company recorded a loss of $1.2 million to account for 100% of the net losses of DataRover Mobile Systems, Inc. ("DSI"). During the three-month period ended June 30, 1998, the Company recognized $2.2 million in other income for consideration received pursuant to an agreement concluded during the period with AltoCom, Inc. ("AltoCom"). In the six-month period ended June 30, 1999, the Company had other expense of $2.5 million, and in the six-month period ending June 30, 1998, other income of $5.2 million. During the six-month period ended June 30, 1999, the Company recorded a loss of $3.0 million to account for 100% of the net losses of DSI. During the six-month period ended June 30, 1998, the Company recognized $4.7 million in other income for consideration received pursuant to agreements concluded during the period with AltoCom. Excluding the transactions associated with DSI and AltoCom, other income (expense), net consisted primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $32.2 million as of June 30, 1999, down $1.7 million from $33.9 million as of December 31, 1998.

    On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock (the "Warrant") for cash proceeds of $6.0 million, net of issuance costs of $33,000. Except as may be required by law, the Series E preferred stock has no voting rights. The holder is entitled to receive non-cumulative dividends at 5% of $10,000 per annum on each share of the Series E preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series E preferred stock is $10,000 per share, and is payable pari passu with the Series A and Series D preferred stock and in preference to the holders of common stock. Subject to adjustment in certain circumstances, each share of Series E preferred stock is convertible into that number of shares of the Company's common stock equal to $10,000 divided by $3.80. The Warrant is exercisable for 100 shares of Series E preferred stock at an exercise price of $10,000 per share. The Warrant has a fifteen-month term and is immediately exercisable. As of June 30, 1999, a total of 1,839,474 shares of the Company's common stock were issuable upon the conversion of the Series E preferred stock, including shares of Series E preferred stock issuable upon conversion of the Warrant.

    On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20.0 million in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each share of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A and Series E preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $3.97 (the "Conversion Price"). The Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Reset Price") if the Reset Price is less than the then-effective Conversion Price.

    Subject to certain conditions, the Company may redeem all of the Series D preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power in the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation value. In addition, subject to certain conditions, in the event that a Reset Price is less than 50% of the initial Conversion Price, the Company may redeem all of the Series D preferred stock at liquidation value.

    In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference or (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of (i) 130% of the liquidation preference or (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among others: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on The Nasdaq National Market ("Nasdaq"), The American Stock Exchange, Inc. ("AMEX") or The New York Stock Exchange ("NYSE"); or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (x) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to maintain listing of its common stock on Nasdaq, AMEX or NYSE; or (z) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $5.073 per share. The warrants have a three-year term and are immediately exercisable.

    During the six-month period ended June 30, 1999, 5,600 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 2.5 million shares of common stock. As of June 30, 1999, no shares of the Series B preferred stock were outstanding. During the six-month period ended June 30, 1999, 1,549 shares of the 5 % Cumulative Convertible Series C Preferred Stock were converted into 4.9 million shares of common stock. As of June 30, 1999, no shares of the Series C preferred stock were outstanding.

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

   In December 1997, the Company entered into a $4.0 million term loan with a financial institution. The loan bears interest at 0.25% above the financial institution's prime rate (7.75% as of June 30, 1999), and has a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of June 30, 1999, $2.4 million was outstanding under this term loan.

    In June 1998, the Company secured a $3.0 million term loan with the same financial institution. The loan bears interest at the financial institution's prime rate (7.75% as of June 30, 1999), and has a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan is secured by all of the assets of the Company, including its intellectual property. As of June 30, 1999, $2.5 million was outstanding under this term loan.

    As of June 30, 1999, the current and non-current portions due under these loans were $2.3 million and $2.6 million, respectively. Both of these term loans contain customary covenants and events of default. As of June 30, 1999, the Company was in full compliance with all loan covenants.

     During the three-month period ended March 31, 1999, the Company purchased handheld communication units from Oki Electric Industry Co., Ltd. ("Oki Electric") for DSI under an existing letter of credit for a total of $2,179,000. As of June 30, 1999, there was no remaining commitment to purchase units for DSI. DSI is obligated to reimburse the Company the actual cost of such units upon the earlier of: five (5) days following the sale of the units by DSI or 120 days following shipment by Oki Electric. DSI's obligation to reimburse the Company is secured by all personal property of DSI. The Company has also agreed to provide office space to DSI at a discount to market value for a period of one year. As of June 30, 1999, the receivable from DSI was $2,639,000, comprised of purchases made from Oki Electric by the Company on behalf of DSI. The receivable balance reflects a write-off to record the Company's equity in losses incurred by DSI after reducing the investment balance to zero. The Company has reclassified this receivable to other assets in the accompanying condensed consolidated financial statements in anticipation of the closing of a DSI financing transaction described in Note 9 to the Condensed Consolidated Financial Statements.

    In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under five of these agreements, and is subject to the following obligations under the remaining three agreements. The Company must refund to one licensee a prepaid royalty, together with interest, which totaled $2.8 million as of June 30, 1999. This amount was classified in accrued expenses as of June 30, 1999. The Company has agreed to refund a second licensee the amount of a $1.5 million unrecouped prepaid royalty. The refund is secured by a license in certain of the Company's intellectual property, is non-interest bearing and is payable in August 1999. The amount of this refund was also classified in accrued expenses as of June 30, 1999. Finally, the Company has agreed to refund the third licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of June 30, 1999, this obligation was classified in noncurrent deferred revenue. There can be no assurance that the third such licensee will develop products that incorporate the Company's Magic Cap technology. It is uncertain when prepaid royalties currently classified as non-current deferred revenue will be recognized as licensing revenue or if they will ever be fully recouped, if at all.

     The Company expects that its cash, cash equivalents and short-term investment balances of $32.2 million as of June 30, 1999, along with cash available under the Company's equity line of credit agreement, will be adequate to fund the Company's operations through the second half of 1999. However, there are a number of conditions and limitations on the Company's right to draw down under the agreement, and the Company cannot guarantee that sufficient amounts will be available under the equity line of credit agreement to meet its needs. In addition, the Company believes that revenue from telecommunications carriers will not develop as expected in the second half of 1999. While this shortfall may be offset by growth in revenue associated with the Company's Internet initiatives, it will further increase the Company's need to develop additional sources of capital. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice-enabled services; its ability to generate subscription, advertising and other revenue from its services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's services. If the Company's sources of capital through the second half of 1999 do not prove adequate, and in any case to support operations in the year 2000, the Company may be required to raise additional public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

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

    The Company has assembled a year 2000 project team and engaged outside consultants to advise it on year 2000 issues. The year 2000 project team has developed a plan to evaluate and to mitigate the risks related to year 2000 issues for (i) systems directly related to the Company's Portico virtual assistant, myTalk free email and other services and (ii) all other systems. The plan includes each of the following phases for both the systems directly related to the Company's services and other systems:

    o creation of an inventory of all potentially date-sensitive systems, including third-party systems;

    o   evaluation and/or testing of all systems;

    o   remediation or replacement of systems which are not year 2000 ready;

    o   verification of corrected systems, if necessary;

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

    For all systems directly related to the Company's services, the Company has completed the inventory. For systems directly related to the Company's Portico and myTalk services, the Company has completed evaluation and/or initial testing of all of the systems identified. The Company believes that substantially all of these systems are year 2000 ready, and has remediated or replaced substantially all of the systems which it has determined are not year 2000 ready. It will continue to remediate or replace systems which are not year 2000 ready. The Company expects to commence testing of all systems directly related to the Excite Voicemail services during the third quarter. In addition, it plans to re-test all systems in both the third and fourth quarters. The Company has and will continue to verify corrected systems.

    The Company has completed the inventory for all other systems and has completed initial evaluation and/or testing of such systems. The Company believes that substantially all of these systems are year 2000 ready. It has remediated or replaced substantially all of the systems which it has identified as not year 2000 ready and is in the process of remediating or replacing the remaining systems which are not year 2000 ready. The Company will also continue to evaluate the systems not directly related to the

Company's services and will verify that the corrected systems are compliant, if it determines that such verification is necessary.

    The Company expects to complete all phases of the year 2000 plan for systems directly related to the Company's services and for all other systems by the end of the third quarter of 1999, except retesting and verification and its contingency plan. The Company has initiated its contingency planning process, including the installation of a generator for back-up power to its network operations center, and expects to further develop and implement its contingency plan during the third and fourth quarters of 1999.

    In the process of evaluating its systems, the Company has contacted certain of its key suppliers to determine whether their operations and the products and services they provide are year 2000 ready. The Company has requested written assurances of year 2000 readiness from all significant suppliers who have not otherwise provided sufficient written assurances. Based on its inquiries to date, the Company believes that certain third-party systems will require remediation or replacement. If remediation or replacement is not practicable, the Company will seek alternative suppliers whose products and services are year 2000 ready.

    Costs. The Company believes that the costs related to its year 2000 effort will not exceed $600,000, approximately 14% of its actual and anticipated information technology operating budget for fiscal years 1998 and 1999. The Company estimates that the total costs will include approximately $160,000 for external consultants and advisers, approximately $100,000 for replacement of systems which are not year 2000 ready and approximately $330,000 for the direct costs of internal employees working on the year 2000 project. As of June 30, 1999, the Company has incurred approximately $465,000 of the estimated total of $600,000. The Company does not expect to incur any costs related to the delay of its non-year 2000 information technology efforts or to the acceleration of system upgrades or replacements.

    Risks. Based on currently available information, the Company does not believe that year 2000 issues will have a material adverse impact on its results of operations or financial condition. However, the Company may fail to identify all critical year 2000 problems, may not properly assess, remediate or test its systems, and may encounter unexpected delays or costs associated with its year 2000 effort. In addition, the Company has not completed its assessment of the year 2000 readiness of significant suppliers. The Company believes that products and services supplied by third parties present the greatest year 2000 risks to the Company. The Company relies on third-party suppliers for a significant number of systems related to its services, such as:

    o   email servers which process both emails and voicemails;

    o   the calendar and contact software;

    o   the voice recognition software;

    o   the text-to-speech software;

    o   the billing system; and

    o   the network operations center equipment.

    In addition, the Company relies on third parties for key services, such as telecommunications, Internet access and power. Although the Company has requested written assurances from all of its significant suppliers, to date, a number of suppliers have not responded to such requests.

    In the most reasonably likely worst case scenario, one of the Company's critical systems and/or one of the critical systems supplied by a third party could prove to be noncompliant and fail. Such a failure could lead to interruptions in the Company's operations and service offerings. Such interruptions could lead to lost sales, loss of relationships with partners, sponsors, and advertisers, and damage to the Company's business reputation.

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

WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

    We may never achieve and sustain profitability. Since our inception, we have generated only minimal revenues. We have incurred significant losses, and we have substantial negative cash flow. As of June 30, 1999, we had an accumulated deficit of $237.1 million, with a net loss of $27.6 million for the six-month period ended June 30, 1999.

    Historically, we have derived a large percentage of our total revenue from license fees and customer support fees. As a consequence of our 1997 change in business strategy, we expect to derive a significant portion of any future revenues from sales of services and advertising by us and by our partners and not from license fees. We expect to incur significant losses through the year 1999, and we may never achieve or sustain significant revenues or become profitable.

OUR LIMITED RESOURCES MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO IMPLEMENT OUR NEW STRATEGY, AND THE AVAILABILITY OF ADDITIONAL RESOURCES IS UNCERTAIN.

    In early 1997, we changed our business strategy to focus on the marketing and sale of voice-enabled services. Our new business model requires us to devote significant financial resources to a number of complex services, including our Portico and myTalk services and private-label services offered by third parties. If we are not able to successfully manage our existing resources or to secure additional resources in a timely manner, our ability to successfully introduce, maintain and enhance these services and to generate sufficient revenues will be restricted.

    We must conserve cash because we have generated minimal revenues to date. Effective July 30, 1999, we obtained from an institutional investor an equity line of credit for up to an aggregate of $20,000,000 of common stock. We may request draw downs on this equity line beginning on August 25, 1999 and approximately every 31 business days thereafter in increments of $5,000,000. However, there are numerous conditions to our right to draw down, including that the closing bid price of the common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that the common stock is listed on The American Stock Exchange, The New York Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market. On August 12, 1999, the closing bid price of our common stock was $2.19 per share. It is uncertain that we will be able to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request draw downs in increments of $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of the common stock and the investor's ownership percentage. We cannot guarantee that we will be able to draw down on the equity line of credit in amounts sufficient to meet our needs, if at all. In such an event, it is uncertain whether we will be able to obtain alternative financing. Even if we were able to draw down on the equity line of credit in sufficient amounts, we may require additional funding in the future and we cannot guarantee that we will be able to obtain such funding. The unavailability or timing of significant revenues and financing could prevent or delay the continued development and marketing of our services and may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements and our common stock could be delisted from that market. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

    In addition, our limited financial resources may further constrain the size of our technical, business development, sales, marketing and customer support staffs. Our existing personnel may not be able to manage and successfully complete all of the tasks necessary to support the various aspects of our business. Furthermore, Silicon Valley remains a highly competitive job market. Our key management, technical, business development, sales, marketing, administrative and customer support personnel may not remain with us, and we may be unable to attract and retain sufficient personnel to execute our business plan.

OUR BUSINESS MODEL IS NEW AND UNPROVEN, AND WE MAY BE UNABLE TO IMPLEMENT IT SUCCESSFULLY.

    Our new model for conducting business and generating revenue is unproven, and we face many of the risks faced by new businesses, especially companies in new and rapidly evolving markets. Our business depends on our ability to generate revenue from multiple sources, including:

    o   the Portico service;

    o private-label versions of our virtual assistant services offered by telecommunications carriers, device manufacturers and other companies;

    o   the myTalk service; and

    o services based on our magicTalk(TM) voice user interface technology offered by Internet companies.

    If we fail to generate revenues from one or more of these sources, development and sales of our products and services would be adversely affected.

    It is uncertain whether we or our partners will be able to develop and maintain at reasonable cost a significant subscriber base for virtual assistant services. Although the Portico service was released on July 30, 1998, revenues from Portico subscriptions to date have not been significant. Moreover, market deployment of private-labeled versions of the Portico service by telecommunications carriers has proceeded more slowly than anticipated, and the Company does not expect a full commercial deployment by a carrier, or associated revenues, in 1999.

    In addition, revenues from our Internet services depend on advertising and sponsorship sales and upgrades to fee-based services, and such revenues may never be sufficient to offset the costs of providing free services. See "-- Revenues from our Internet services depend on banner and audio advertising sales and upgrades to fee-based services, and our inability to generate sufficient revenues from advertising sales and upgrades would harm our business."

REVENUES FROM OUR INTERNET SERVICES DEPEND ON BANNER AND AUDIO ADVERTISING SALES AND ON UPGRADES TO FEE-BASED SERVICES, AND OUR INABILITY TO GENERATE SUFFICIENT REVENUES FROM ADVERTISING SALES AND UPGRADES WOULD HARM OUR BUSINESS.

    Our business model depends on our ability to generate sufficient revenues from banner and audio advertising sales and upgrades to fee-based services to offset the costs of providing a free service. In order to generate revenues, we and our partners will need to attract a large number of banner and audio advertisers and advertising sponsors on an ongoing basis. In addition, a sufficient number of users must upgrade to fee-based services. If we are not able to attract or retain a sufficient number of advertisers and sponsors or a sufficient number of users of the fee-based services, we may not be able to generate the revenues necessary to operate.

    To attract advertisers and sponsors, we and our partners will need to attract a large number of users to our services. To do so, we must increase awareness of the myTalk and General Magic brands and continually enhance and improve the features and quality of our services. If we or our partners cannot attract a sufficient number of users, we will not be able to attract a sufficient number of advertisers and sponsors to generate revenues.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS.

    We are subject to the continued listing requirements of The Nasdaq National Market. On April 15, 1999, we received a letter from The Nasdaq National Market advising us that we had failed to meet these requirements. The letter required us to demonstrate compliance with the continued listing requirements by July 13, 1999. In response to the April 15th letter, we submitted a letter demonstrating our compliance as of May 7, 1999 and providing our plan for continued compliance through December 31, 1999, including the completion, by July 30, 1999, of a financing transaction. On July 1, 1999, The Nasdaq National Market accepted our proposal, contingent on our ability to successfully execute it. As of July 30, 1999, we completed an equity line of credit arrangement. In the event that we are not able to maintain continued compliance with The Nasdaq National Market listing requirements through December 31, 1999, and thereafter, we would be subject to a delisting process. In the event that we are delisted, we will seek to list our common stock on other markets, including The Nasdaq Small Cap Market and The American Stock Exchange, Inc.

WE MAY BE REQUIRED TO REDEEM THE SERIES D PREFERRED STOCK AND SUCH REDEMPTION COULD SIGNIFICANTLY DEPLETE OUR CASH RESERVES, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    The holders of the Series D preferred stock have redemption rights if we fail to meet the requirements of the documents governing the Series D preferred stock, including continued listing on The Nasdaq National Market, The American Stock Exchange, Inc. or The New York Stock Exchange. Assuming that all 2,000 shares of Series D preferred stock are outstanding, the total redemption value would be approximately $20 million to $26 million. Such payments would significantly deplete our cash reserves, which would materially adversely affect our financial condition. In addition, such a decrease in our cash reserves may cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

THE MARKET FOR OUR SERVICES MAY NOT DEVELOP, WHICH WOULD SUBSTANTIALLY IMPEDE OUR ABILITY TO GENERATE REVENUES.

    Our future financial performance depends in large part on growth in demand for our voice-enabled services and products. If the market for voice-enabled services does not develop or if we are unable to capture a significant portion of that market either directly or through our partners, our revenues and our results of operations will be adversely affected.

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

WE MAY EXPERIENCE INTERRUPTIONS IN SERVICE DUE TO ERRORS OR INADEQUACIES IN OUR SOFTWARE AND SYSTEM ARCHITECTURE, WHICH MAY RESULT IN SIGNIFICANT COSTS, A DECREASE IN REVENUES AND A DECLINE IN OUR STOCK PRICE.

    The ability to provide the Portico and myTalk services and the services of our partners depends on the integrity of our software, computer hardware systems and network infrastructure. We have encountered, and may encounter in the future, errors in our software and our system design. These errors may be expensive to correct, and may lead to substantial interruptions in our service.

    Shortly after the launch of our myTalk service and the Excite Voicemail service, we experienced interruptions in service due to a sudden increase in the number of users. In the event that we experience other sudden increases in the number of users to our services or we are successful in establishing other relationships with partners with large existing customer bases, our network operations center may not be capable of meeting the resulting increase in demand. A sudden increase in demand could lead to slow-downs or failures in our services. Furthermore, we presently do not have redundant, multiple site capacity in the event of a technical failure of our services or a natural disaster.

    Any damage to or failure of our systems could lead to interruptions in service and/or the loss of customer information. Such interruptions or loss could damage our reputation and ability to attract and retain subscribers, partners, sponsors, and advertisers, and we may experience negative publicity that could adversely affect our stock price.

WE MUST ESTABLISH AND MAINTAIN DISTRIBUTION RELATIONSHIPS TO GENERATE REVENUES.

    Our success in generating revenues from private-label versions of our virtual assistant services and other services based on our magicTalk voice user interface is dependent on our ability to establish relationships with telecommunication carriers, device manufacturers and Internet and other companies. Although we have entered into arrangements with Qwest Communications Corporation, Intuit(R) Inc., Wireless Knowledge, BellSouth Mobility, Inc. and Excite, Inc., we cannot guarantee that we will be able to maintain these relationships or establish additional relationships. Competition for relationships with telecommunications carriers, device manufacturers and Internet companies is extremely intense. In addition, decisions by these third parties, particularly telecommunications carriers, to enter into distribution relationships can be a lengthy, expensive process, with no assurance of success.

    It is uncertain whether any of the services contemplated by our current and future partners will be commercially launched. Even if these services were commercially launched, our current and future partners may not be able to attract and retain a sufficient number of subscribers to attain profitability. Our control over the marketing efforts of Qwest, Intuit, Wireless Knowledge, BellSouth and Excite is limited under our arrangements. We cannot guarantee that Qwest, Intuit, Wireless Knowledge, BellSouth, Excite or any future partner will actively market the services incorporating our technology.

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT, WHICH COULD ADVERSELY AFFECT OUR REVENUES OR RESULTS OF OPERATIONS.

    Any delays in product development or market launch could adversely affect our revenues or results of operations. To be successful, we must develop technology to enable us to provide, bill for and enhance our Portico service, myTalk service, fee-based services for the myTalk and other voice-enabled services, including those we agree to supply for third parties. Software product development schedules are difficult to predict because they involve creativity and the use of new development tools and learning processes. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved products or services or the delivery of new versions of our products or services.

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

    We have incorporated technology developed by third parties in the Portico and myTalk services and the services to be provided to our partners, including the following:

    o   email servers which process both emails and voicemails;

    o   the calendar and contact software;

    o   the voice recognition software;

    o   the text-to-speech software;

    o   the billing system; and

    o   the network operations center equipment.

    We will continue to incorporate third-party technology in future products and services. We have limited control over whether or when these third-party technologies will be enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to timely develop, license or support technology necessary to our services, market acceptance of our services could be adversely affected.

    In addition, we rely and will continue to rely on services supplied by third parties in connection with providing our services such as telecommunications, Internet access and power. If these services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

INTENSE COMPETITION IN THE MARKET FOR VOICE-ENABLED SERVICES COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

    The market for voice-enabled services is intensely competitive. We may be unable to compete with existing companies or new companies entering the market. Many of these companies have greater financial resources, name recognition, research and development capabilities, sales and marketing staffs, and better developed distribution channels than we do. The services that we offer may not achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, our competitors may succeed in developing competing products or services which are more effective and cheaper or which render our services or technology obsolete. If we are unable to compete effectively, our business would be adversely affected.

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

    We have 50,000 shares of Series A preferred stock, 2,000 shares of Series D preferred stock and 599 shares of Series E preferred stock outstanding, all of which are convertible into common stock. In addition, we have a warrant to purchase an additional 100 shares of Series E preferred stock and warrants to purchase an aggregate of 780,000 shares of common stock outstanding. We also have an equity line of credit arrangement under which we could issue up to $26,000,000 in common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, or draw downs under the equity line of credit arrangement. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and pursuant to the equity line of credit arrangement depends on the prices of the common stock as quoted on Nasdaq shortly before the date of conversion or issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock and draw downs under the equity line of credit will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the stock price of our common stock to decrease further. A decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

    Our board of directors has the authority to issue 432,301 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may sell additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

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

    Our success will depend upon our ability to timely develop and introduce new products and services, as well as enhancements to our existing products and services, to keep pace with technological developments and emerging industry standards and address the changing needs of partners, users, sponsors, and advertisers. We may not be successful in developing and marketing new products and services that respond to technological changes, or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. In addition, our new products and services may not adequately meet the requirements of the marketplace or achieve market acceptance.

WE ARE DEPENDENT ON THE INTERNET, AND THE INTERNET MAY PROVE NOT TO BE VIABLE.

    Our future success is in part dependent upon continued growth in the use of the Internet. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and electronic commerce is highly uncertain. If the Internet fails to be a viable means of conducting commerce or communications, we may not be able to generate revenues. A number of factors may inhibit the growth of Internet usage including security concerns, inconsistent quality of service, limited availability of cost-effective, high-speed access and inadequate network infrastructure. If the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed on it by such growth.

    In addition, the market for Internet advertising may not develop. The adoption of Internet advertising, particularly by companies that have historically relied on traditional channels to advertise or sell their products and services, requires the acceptance of a new way of conducting business. Potential advertisers may have negative perceptions of the Internet as an effective means of advertising or selling their products or services. If the market for Internet advertising does not develop, our business would be harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE POSITION.

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

VARIOUS PARTIES MAY ACCUSE US OF INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS, AND ANY RELATED LITIGATION COULD HARM OUR BUSINESS REGARDLESS OF ITS MERIT.

    Third parties may assert claims against us from time to time alleging infringement, misappropriation or other violations of proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease the use and sale of allegedly infringing products and services, incur significant litigation costs and expenses, develop or acquire non-infringing technology or obtain licenses to the alleged infringing technology. We may not be able to develop or acquire alternative technologies or obtain such licenses on commercially reasonable terms.

SECURITY PROBLEMS IN OUR SERVICES WOULD LIKELY RESULT IN SIGNIFICANT LIABILITY AND REDUCED REVENUES.

    Security vulnerabilities and weaknesses may be discovered in our services or licensed technology incorporated into our services or in the media by which subscribers access our services. Any security problems in our services or the licensed technology incorporated in our services may require us to expend significant capital and other resources to alleviate the problems. In addition, these problems could result in the loss or misuse of personal information, including credit card numbers, and limit the number of subscribers to our Portico and myTalk services and to services of our partners. A decrease in the number of subscribers could lead to decreased revenues and termination of our relationships with advertisers, sponsors and partners. These problems may also cause interruptions or delays in the development of enhancements to our services and may result in lawsuits against us.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

    The market price of our common stock has been extremely volatile. Since our initial public offering in February 1995, the closing price of our common stock has ranged from a high of $26.625 to a low of $0.938 per share.

    Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in product development, disruptions in our service, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and technology companies, such as ours, and which are often unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

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

    o   email servers which process both emails and voicemails;

    o   the calendar and contact software;

    o   the voice recognition software;

    o   the text-to-speech software;

    o   the billing system; and

    o   the network operations center equipment.

    In addition, we rely on third parties for key services, such as telecommunications, Internet access and power. Although we have requested written assurances from all of our significant suppliers, to date, a number of suppliers have not responded to such requests. In the event that we, or any of our third-party suppliers, are not year 2000 ready, we could experience significant disruptions in our operations and service offerings. Such interruptions could lead to lost sales, loss of relationships with partners, advertisers and sponsors, and damage to our business reputation.

DELAWARE LAW AND CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS MAY INHIBIT POTENTIAL ACQUISITION BIDS.

    Delaware law and our charter may inhibit potential acquisition bids for General Magic. We are subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay a merger, tender offer or proxy contest or make such a transaction more difficult. In addition, provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or in management, or may limit the price that certain investors may be willing to pay in the future for shares of common stock. These provisions include:

    o issuance of "blank check" preferred stock, which is preferred stock that can be issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

    o   prohibition on stockholder action by written consent;

    o requirement that a two-thirds vote of the stockholders is required to amend the bylaws; and

    o advance notice requirements for submitting nominations for election of the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

Furthermore, the Series D preferred stock provides holders rights to redemption of their Series D preferred stock upon a change in control, which could make an acquisition more difficult.

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

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1999

                           Part II: Other Information

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES

        On June 18, 1999, the Company issued to Excite, Inc. 599 shares of the Series E Convertible Preferred Stock and a warrant to purchase 100 shares of preferred stock for an aggregate cash consideration of $6.0 million. The terms of the conversion and exercise of these securities are incorporated by reference to Part I-Item 1-Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Stockholders of General Magic, Inc. was held on June 24, 1999.

        A proposal to elect the following (6) directors to hold office until the 1999 Annual Meeting and until their successors are elected and qualified was approved by the stockholders. The proposal received the following votes:

                                                                  NUMBER OF SHARES/VOTES
                                                           ------------------------------------
                                                               FOR                      AGAINST
                                                           ------------------------------------
        Steven Markman, Ph.D.                              33,986,882                   374,691
        Michael E. Kalogris                                34,012,515                   349,058
        Philip D. Knell                                    33,988,790                   372,783
        Roel Pieper, Ph.D.                                 33,845,059                   516,514
        Dennis F. Strigl                                   34,018,815                   342,758
        Susan G. Swenson                                   34,017,765                   343,808

        A proposal to approve an amendment to the Company's Amended and Restated 1995 Employee Stock Purchase Plan to increase by 500,000 shares the maximum number of shares reserved for issuance thereunder was approved by the stockholders. The proposal received the following votes:

        For:                                       32,635,337
        Against:                                      676,978
        Abstain:                                      142,539
        Broker Non-Vote:                              906,719

        A proposal to approve the issuance of those shares of the Company's common stock equal to 20% or more of the outstanding common stock or voting power before the issuance of the Series D Convertible Preferred Stock upon (i) the conversion of the Company's Series D Convertible Preferred Stock and (ii) the exercise of warrants for the purchase of shares of the Company's common stock if the issuance of such shares upon such conversion or exercise is for less than the greater of book or market value of the common stock, was approved by the stockholders.

        The proposal received the following votes:

        For:                                      11,867,721
        Against:                                     713,106
        Abstain:                                     287,310

        A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999, was approved by the stockholders. The proposal received the following votes:

        For:                                      34,071,040
        Against:                                     172,375
        Abstain:                                     118,158


ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits have been filed with this report:


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  27.1                          Financial Data Schedule



        (b) A report on Form 8-K was filed on April 2, 1999, to report under
Item 5, Other Events, a private placement of the Company's securities.

                               GENERAL MAGIC, INC.
                            FORM 10-Q, June 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 16, 1999                               /s/ STEVEN MARKMAN
                                           ------------------------------------
                                 Name:                Steven Markman
                                 Title:        Chairman and Chief Executive
                                           Officer (Principal Executive Officer)




DATE August 16, 1999                              /s/ JAMES P. McCORMICK
                                           ------------------------------------
                                 Name:              James P. McCormick
                                 Title:           Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  27.1                          Financial Data Schedule