Form 10-Q/A
period 1999-06-30
GENERAL MAGIC INC
filed 1999-08-23
CIK 933524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits have been filed with this report:


Exhibit
Number                               Description
-------                              -----------
 3.1      Certificate of Designations, Preferences and Rights of Series E
          Convertible Preferred Stock filed with the Delaware Secretary of State on June 17, 1999 is incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No. 333-83075).

 4.1 Series E Preferred Stock and Warrant Purchase Agreement by and between the Company and Excite, Inc. dated June 18, 1999 is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16,
          1999 (File No. 333-83075).

 4.2      Form of Warrant for the purchase of shares of Series E Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No. 333-83075).

10.34(1) Field Trial Agreement dated as of October 1, 1998 between the Company and BellSouth Cellular Corp.

10.35(1) Unified Messaging Services Agreement dated as of April 28, 1999 between the Company and Excite, Inc.

10.36(1) Amended License Agreement dated as of March 31, 1999 between the Company and Fonix/Acuvoice, Inc.

10.37     Agreement dated May 24, 1999 between the Company and Kevin J. Surace.

27.1(2)   Financial Data Schedule

(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 23, 1999.

(2)  Previously filed.

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



DATE: August 23, 1999                               /s/ STEVEN MARKMAN
                                           ------------------------------------
                                 Name:                Steven Markman
                                 Title:        Chairman and Chief Executive
                                           Officer (Principal Executive Officer)




DATE August 23, 1999                              /s/ JAMES P. McCORMICK
                                           ------------------------------------
                                 Name:              James P. McCormick
                                 Title:           Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                               Description
-------                              -----------
 3.1      Certificate of Designations, Preferences and Rights of Series E
          Convertible Preferred Stock filed with the Delaware Secretary of State on June 17, 1999 is incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No. 333-83075).

 4.1 Series E Preferred Stock and Warrant Purchase Agreement by and between the Company and Excite, Inc. dated June 18, 1999 is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16,
          1999 (File No. 333-83075).

 4.2      Form of Warrant for the purchase of shares of Series E Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No. 333-83075).

10.34(1) Field Trial Agreement dated as of October 1, 1998 between the Company and BellSouth Cellular Corp.

10.35(1) Unified Messaging Services Agreement dated as of April 28, 1999 between the Company and Excite, Inc.

10.36(1) Amended License Agreement dated as of March 31, 1999 between the Company and Fonix/Acuvoice, Inc.

10.37     Agreement dated May 24, 1999 between the Company and Kevin J. Surace.

27.1(2)   Financial Data Schedule

(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 23, 1999.

(2)  Previously filed.