Form 10-Q
period 1999-09-30
GENERAL MAGIC INC
filed 1999-11-15
CIK 933524

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    41,254,159 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of October 31, 1999.

================================================================================

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1999

                                 C O N T E N T S


ITEM NUMBER                                                                                                                  PAGE
-----------                                                                                                                  ----

                          PART I: FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             a.     Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                           3

             b.     Condensed Consolidated Statements of Operations - Three-Month Periods Ended September 30, 1999
                    and 1998 and Nine-Month Periods Ended September 30, 1999 and 1998                                          4

             c.     Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended September 30, 1999 and
                    1998                                                                                                       5

             d.     Notes to Condensed Consolidated Financial Statements                                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                                       11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                       25

                           PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                26

Item 2.      Changes in Securities and Use of Proceeds                                                                        26

Item 3.      Defaults Upon Senior Securities                                                                                  26

Item 4.      Submission of Matters to a Vote of Security Holders                                                              26

Item 5.      Other Information                                                                                                26

Item 6.      Exhibits and Reports on Form 8-K                                                                                 26

Signatures                                                                                                                    28

Exhibits                                                                                                                      29

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                              SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                            1999                1998
                                                                                              ------------        ------------
Current assets:
    Cash and cash equivalents (including restricted cash of $2,280 in 1998)                   $     10,676        $     21,845
    Short-term investments                                                                           3,467              12,075
    Other current assets                                                                             1,427               1,700
                                                                                              ------------        ------------
          Total current assets                                                                      15,570              35,620
                                                                                              ------------        ------------
Property and equipment, net                                                                         11,767               7,507
Other assets                                                                                         3,588               4,171
                                                                                              ------------        ------------
          Total assets                                                                        $     30,925        $     47,298
                                                                                              ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                                          $      1,710        $      1,348
    Accrued expenses                                                                                 8,324               9,980
    Current portion of long-term debt                                                                    -               2,333
    Other current liabilities                                                                            5                  54
                                                                                              ------------        ------------
          Total current liabilities                                                                 10,039              13,715
Deferred revenue, noncurrent                                                                         2,000               2,000
Long-term debt                                                                                           -               3,778
Other long-term liabilities                                                                            518                 683
                                                                                              ------------        ------------
          Total liabilities                                                                         12,557              20,176
Commitments
Redeemable, convertible Series D preferred stock, $0.001 par value
    Stated at involuntary liquidation preference
    Authorized: 2 shares; Issued and outstanding: 1999 - 1; 1998 - None                             10,252                   -
Redeemable, convertible Series C preferred stock, $0.001 par value
    Stated at involuntary liquidation preference
    Authorized: 3 shares; Issued and outstanding: 1999 - None; 1998 - 2                                  -              20,658
Redeemable, convertible Series B preferred stock, $0.001 par value
    Stated at involuntary liquidation preference
    Authorized: 12 shares; Issued and outstanding: 1999 - None; 1998 - 6                                 -               7,577
Stockholders' equity (deficit):
 Convertible Series A preferred stock, $0.001 par value
    Liquidation preference: 1999 - $4,500; 1998 - $4,500
    Authorized: 50 shares; Issued and outstanding: 1999 - 50; 1998 - 50                                  -                   -
 Convertible Series E preferred stock, $0.001 par value
    Liquidation preference: 1999 - $5,990; 1998 - None
    Authorized: 1 share; Issued and outstanding: 1999 - 1; 1998 - None                                  -                   -
 Convertible Series F preferred stock, $0.001 par value
    Liquidation preference: 1999 - $10,252; 1998 - None
    Authorized: 1 share; Issued and outstanding: 1999 - 1; 1998 - None                                  -                   -
 Preferred stock, $0.001 par value
    Authorized: 432 shares; Issued and outstanding: 1999 and 1998 - None                                 -                   -
 Common stock, $0.001 par value
    Authorized: 100,000 shares; Issued and outstanding: 1999 - 41,225; 1998 - 33,400                    41                  33
Additional paid-in capital                                                                         256,020             208,557
Deficit accumulated during development stage                                                      (247,742)           (209,500)
                                                                                              ------------        ------------
                                                                                                     8,319                (910)
Less treasury stock, at cost: 1999 and 1998 - 46                                                      (203)               (203)
                                                                                              ------------        ------------
          Total stockholders' equity (deficit)                                                       8,116              (1,113)
                                                                                              ------------        ------------
                                                                                              $     30,925        $     47,298
                                                                                              ============        ============


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE-MONTH PERIODS ENDED     NINE-MONTH PERIODS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                      1999           1998           1999           1998
                                                                   ----------     ----------     ----------     ----------
Revenue:
    Service revenue                                                $      206       $      -     $      507       $      -
    Licensing revenue                                                   1,503             63          1,537          1,577
    Other revenue                                                           4            311              4            583
                                                                   ----------     ----------     ----------     ----------
Total revenue                                                           1,713            374          2,048          2,160
Operating expenses:
    Cost of other revenue                                                   -            165              -            363
    Network operations                                                  1,905          1,709          5,405          1,709
    Research and development                                            2,863          3,651          9,612         13,145
    Selling, general and administrative                                 5,321          5,610         17,502         13,160
    Depreciation and amortization                                       1,320            783          3,438          2,223
    Write-off of in-process research and development                        -              -              -          2,050
                                                                   ----------     ----------     ----------     ----------
Total costs and expenses                                               11,409         11,918         35,957         32,650
                                                                   ----------     ----------     ----------     ----------
Loss from operations                                                   (9,696)       (11,544)       (33,909)       (30,490)
Total other income (expense), net                                        (205)         1,498         (2,715)         6,703
                                                                   ----------     ----------     ----------     ----------
Loss before income taxes                                               (9,901)       (10,046)       (36,624)       (23,787)
Income taxes                                                                1              -             23             19
                                                                   ----------     ----------     ----------     ----------
Net loss                                                               (9,902)       (10,046)       (36,647)       (23,806)
Dividends on preferred stock                                             (223)             -           (857)          (116)
Warrants issuance on Series D preferred stock                               -              -           (251)             -
Favorable conversion rights on convertible Series A
    preferred stock                                                         -              -              -         (3,665)
Favorable conversion and redemption rights on redeemable,
    convertible Series B preferred stock and favorable
    exercise rights on warrants                                             -              -              -         (8,034)
Favorable redemption rights on redeemable, convertible Series
    C preferred stock                                                       -              -              -        (10,016)
Favorable conversion rights on convertible Series F
    preferred stock                                                      (485)             -           (485)             -
                                                                   ----------     ----------     ----------     ----------
Loss applicable to common stockholders                             $  (10,610)    $  (10,046)    $  (38,240)    $  (45,637)
                                                                   ==========     ==========     ==========     ==========

Basic and diluted loss per share                                   $    (0.25)    $    (0.34)    $    (1.00)    $    (1.58)
Shares used in computing per share amounts                             41,170         30,017         38,277         28,849


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE-MONTH PERIODS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                             1999           1998
                                                                         ------------   ------------
Cash flows from operating activities:
Net loss                                                                 $    (36,647)  $    (23,806)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                               3,438          2,223
    Equity in net loss of unconsolidated affiliate                              3,407              -
    Deferred revenue                                                                -         (2,186)
    Amortization of deferred compensation                                           -            451
    Write-off of in-process research and development                                -          1,850
Changes in items affecting operations:
    Other current assets                                                          274         (3,001)
    Accounts payable and accrued expenses                                      (1,313)         2,914
                                                                         ------------   ------------
Net cash used in operating activities                                         (30,841)       (21,555)
                                                                         ------------   ------------
Cash flows from investing activities:
 Purchases of short-term investments                                           (6,545)       (18,260)
 Proceeds from sales and maturities of short-term investments                  15,152         14,978
 Purchases of property and equipment                                           (7,543)        (5,127)
 Other assets                                                                  (2,780)           309
                                                                         ------------   ------------
Net cash used in investing activities                                          (1,716)        (8,100)
                                                                         ------------   ------------
Cash flows from financing activities:
 Repayment of capital lease obligations                                           (30)          (207)
 Proceeds of issuance of debt                                                       -          1,905
 Repayment of debt                                                             (6,110)          (556)
 Proceeds from sale of common stock                                               991          2,501
 Purchase of treasury stock                                                         -            (39)
 Proceeds from sale of Series E preferred stock                                 5,967
 Proceeds from sale of Series D preferred stock                                20,000              -
 Proceeds from sale of Series C preferred stock                                               29,518
 Proceeds from sale of Series B preferred stock                                     -          6,915
 Proceeds from sale of Series A preferred stock                                     -          4,463
 Other long-term liabilities                                                      570           (145)
                                                                         ------------   ------------
Net cash provided by financing activities                                      21,388         44,355
                                                                         ------------   ------------
Net increase (decrease) in cash and cash equivalents                          (11,169)        14,700
Cash and cash equivalents, beginning of period                                 21,845         17,414
                                                                         ------------   ------------
Cash and cash equivalents, end of period                                 $     10,676   $     32,114
                                                                         ============   ============

Supplemental disclosures of cash flow information:
 Income taxes paid during the period                                     $         23   $         19
 Interest paid during the period                                                  327            415

Noncash investing and financing activity:
 Conversion of Series C preferred stock into common stock                $     20,924      $       -
 Exchange of Series D preferred stock for Series F preferred stock             10,223              -
 Conversion of Series B preferred stock into common stock                       7,695          1,842
 Preferred stock dividends                                                        857            116
 Favorable conversion rights on Series F preferred stock issuance                 485              -
 Stock issued in conjunction with equity line of credit                           200              -
 Favorable redemption rights on Series C preferred stock issuance                   -         10,016
 Favorable redemption and conversion rights on Series B preferred
    stock and warrant issuance                                                      -          8,034
 Favorable conversion rights on Series A preferred stock issuance                   -          3,665
 Purchase of technology in exchange for shares of common stock                      -          1,850
 Deferred compensation for restricted stock issuances                               -            393


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1998 and 1997, and for each of the three years ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 1999.

    The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results expected for the current year or any other period.

    Effective January 1, 1999, the Company has reclassified the presentation of its statement of operations to more accurately portray the operating costs of providing voice-enabled services and to allow for better comparison with other companies in the service industry. As a result, certain line items have been added and expenses have been reclassified in prior periods to be consistent with this new presentation. The following line items have been added:

    Service Revenue: Service revenue consists of all revenue from the Company's Portico(TM) service and will include revenue from other voice-enabled services as it is recognized.

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

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Network operations center                             $     11,185   $      5,357
Office equipment and computers                               9,034          7,818
Furniture and fixtures                                       2,412          2,373
Leasehold improvements                                       1,457            996
                                                      ------------   ------------
                                                      $     24,088   $     16,544
Less accumulated depreciation and amortization              12,321          9,037
                                                      ------------   ------------
                                                      $     11,767   $      7,507
                                                      ============   ============

ACCRUED EXPENSES

    A summary of accrued expenses follows (in thousands):

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1999              1998
                                                    ------------      ------------
Prepaid royalty payment and accrued interest        $      2,822      $      4,217
Employee compensation                                      2,799             3,688
Other                                                      2,703             2,075
                                                    ------------      ------------
                                                    $      8,324      $      9,980
                                                    ============      ============

TOTAL OTHER INCOME (EXPENSE), NET

    A summary of other income follows (in thousands):

                                              THREE-MONTH PERIODS ENDED          NINE-MONTH PERIODS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                            ----------------------------        ----------------------------
                                               1999              1998              1999              1998
                                            ----------        ----------        ----------        ----------
Equity in net loss of DSI                   $     (540)                -        $   (3,557)                -
Gain on sale of Starfish, Inc.                     177               903               339               903
Gain on AltoCom, Inc. transactions                   -                 -                 -             4,696
Interest income                                    261               695               836             1,430
Interest expense                                  (102)             (159)             (356)             (412)
Other                                               (1)               59                23                86
                                            ----------        ----------        ----------        ----------
                                            $     (205)       $    1,498        $   (2,715)       $    6,703
                                            ==========        ==========        ==========        ==========


NOTE 3: COMPREHENSIVE INCOME/LOSS

    Effective January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive loss in interim periods and additional disclosures of the components of comprehensive loss on an annual basis. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three-month and nine-month periods ended September 30, 1999 and 1998, there were no material differences between the Company's comprehensive loss and net loss.

NOTE 4: NET LOSS PER SHARE

    The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect.

    The following were excluded from the computation of diluted loss per share:


                                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1999           1998
                                                                                     ------------   ------------
Stock options                                                                               8,070          7,088
Warrants for the purchase of common stock                                                     780            710
Shares of common stock issuable upon conversion of Series A preferred stock                 3,629          3,629
Shares of common stock issuable upon conversion of Series B preferred stock                     -          1,891
Shares of common stock issuable upon conversion of Series C preferred stock                     -          2,788
Shares of common stock issuable upon conversion of Series D preferred stock                 6,088              -
Shares of common stock issuable upon conversion of Series E preferred stock                 1,839              -
Shares of common stock issuable upon conversion of Series F preferred stock                 7,440              -


NOTE 5: PREFERRED STOCK

    On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D convertible preferred stock for 1,000 shares of the Company's Series F convertible preferred stock. Each holder of Series F preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series F preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series F preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series F preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series D and Series E preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.378 (the "Series F Conversion Price"). The Series F Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Reset Price") if the Reset Price is less than the then-effective Series F Conversion Price.

    Subject to certain conditions, the Company may redeem all of the Series F preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power in the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation preference. In addition, subject to certain conditions, in the event that a Reset Price is less than $1.966, the Company may redeem all of the Series F preferred stock at the liquidation preference.

    In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series F preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series F preferred stock may not exercise their right of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. Unless the Company elects to redeem the Series F preferred stock at a price per share equal to the greater of 130% of the liquidation preference and a price based on the closing bid price of the Company's common stock, then, at the time of any of the following events, the holders of the Series F preferred stock are entitled to a substantial reduction in the conversion price and a payment of 1% of the liquidation preference for each day that any of such events continues for up to 20 days in any 365-day period: (i) the Company's failure to have the registration statement declared effective by the SEC within 120 days of the issuance of the Series F preferred stock; (ii) the Company's failure to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; or (iii) the Company's failure to maintain the listing of the common stock on The Nasdaq National Market ("Nasdaq"), The New York Stock Exchange ("NYSE") or the American Stock Exchange, Inc. ("AMEX"). If the Company fails to make these 1% penalty payments, the holders of the Series F preferred stock will have the right to require the Company to redeem some or all of their shares at a price per share equal to the greater of 130% of the liquidation preference or a price based on the closing bid price. The holders of the Series F preferred stock also have the right to require the Company to redeem their shares at such price upon the occurrence of any of the following events: (i) the Company's failure to use its reasonable best efforts to have the registration statement declared effective by the SEC within 120 days of the issuance of the Series F preferred stock; (ii) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; (iii) the Company's failure to use its reasonable best efforts to maintain the listing of the common stock on Nasdaq, NYSE or AMEX; or (iv) the Company's failure to timely convert shares of Series F preferred stock to common stock.

    On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock (the "Warrant") for cash proceeds of $5,967,000, net of issuance costs of $33,000. Except as may be required by law, the Series E preferred stock has no voting rights. The holder is entitled to receive non-cumulative dividends at 5% of $10,000 per annum on each share of the Series E preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series E preferred stock is $10,000 per share, and is payable pari passu with the Series A, Series D and Series F preferred stock and in preference to the holders of common stock. Subject to adjustment in certain circumstances, each share of Series E preferred stock is convertible into that number of shares of the Company's common stock equal to $10,000 divided by $3.80. The Warrant is exercisable for 100 shares of Series E preferred stock at an exercise price of $10,000 per share. The Warrant has a fifteen-month term and is immediately exercisable.

    On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each holder of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series E and Series F preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.684 (the "Series D Conversion Price"). The Series D Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series D Reset Price") if the Series D Reset Price is less than the then-effective Series D Conversion Price.

    Subject to certain conditions, the Company may redeem all of the Series D preferred stock upon a Change of Control at a price equal to, subject to limited exceptions, 115% of the liquidation preference. In addition, subject to certain conditions, in the event that a Series D Reset Price is less than $1.966, the Company may redeem all of the Series D preferred stock at the liquidation preference.

    In the event of a Major Transaction, the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of
(i) 125% of the liquidation preference or (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of
(i) 130% of the liquidation preference and (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among others: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on Nasdaq, NYSE or AMEX; or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (i) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (ii) the Company's failure to maintain listing of its common stock on Nasdaq, NYSE or AMEX; or (iii) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants that are exercisable for up to 150,000 shares of common stock at an exercise price of $5.078 per share. The warrants have a three-year term and are immediately exercisable.

    During the nine-month period ended September 30, 1999, 5,600 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 2,459,746 shares of common stock. As of September 30, 1999, no shares of the Series B preferred stock were outstanding. During the nine-month period ended September 30, 1999, 1,549 shares of the 5 % Cumulative Convertible Series C Preferred Stock were converted into 4,877,219 shares of common stock. As of September 30, 1999, no shares of the Series C preferred stock were outstanding.

NOTE 6: INVESTMENT IN DATAROVER MOBILE SYSTEMS, INC.

    Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division") in a transaction with DataRover Mobile Systems, Inc. ("DSI"). Pursuant to the transaction, the Company contributed cash and certain other assets of the DataRover Division totaling $3,361,000 in value to DSI. The Company also licensed certain of its technologies to DSI. In consideration therefor, the Company received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of DSI. The Company did not recognize any gain or loss as a result of the divestiture of the DataRover Division, and accounted for its investment in DSI under the modified equity method, which required the Company to record 100% of the losses incurred by DSI. As of September 30, 1999, the Company had written off its entire original investment in DSI.

    During the three-month period ended March 31, 1999, the Company purchased handheld communication units from Oki Electric Industry Co., Ltd. ("Oki Electric") for DSI under an existing letter of credit for a total of $2,179,000. DSI was obligated to reimburse the Company the actual cost of such units, and its obligation was secured by all personal property of DSI. Prior to the August 5, 1999, financing described below, the total receivable from DSI, reflecting this and other obligations, was $2,089,000.

    On August 5, 1999, in connection with a third party DSI financing transaction, the Company exchanged all of its preferred stock and common stock for Series AA convertible preferred stock. In connection with this transaction, the Company also agreed to reduce the note receivable due from DSI to $500,000, and released its security interest in all personal property of DSI other than its DataRover 840 inventory. As a result of this transaction, the Company now owns less than 20% of the outstanding common stock of DSI and will account for this investment under the cost method. The Company's interest in DSI as of September 30, 1999, is comprised of an investment of $1,589,000 and a note receivable of $500,000, all classified as other non-current assets.

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

LONG-TERM DEBT

    In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bore interest at 0.25% above the financial institution's prime rate (8.25% as of September 30, 1999), and had a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan was secured by all of the assets of the Company, including its intellectual property. The loan was paid in full on August 31, 1999.

    In June 1998, the Company secured a $3,000,000 term loan with the same financial institution. The loan bore interest at the financial institution's prime rate (8.25% as of September 30, 1999), and had a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan was secured by all of the assets of the Company, including its intellectual property. The loan was paid in full on August 31, 1999.

NOTE 8: SEGMENT REPORTING

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements.

    Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company therefore operates in a single operating segment, voice-enabled services. Total revenue for the nine-month periods ended September 30, 1999 and 1998, was reported under the voice-enabled services product offering.

NOTE 9: OTHER EVENTS

    In June 1997, the Company reached a settlement agreement to resolve the claims of, and terminate a license agreement with Mitsubishi Electric Corporation (MELCO). In consideration therefor, the Company agreed to refund unrecouped prepaid royalties of $1,500,000, waive further payments otherwise due under the original agreement, and grant a royalty-free license to certain software modem technology. The $1,500,000 refund was secured by a license in certain of the Company's intellectual property, was non-interest bearing, and was payable on or before August 17, 1999. The Company elected not to refund the $1,500,000 unrecouped prepaid royalty to MELCO and, on August 18, 1999, MELCO's license to certain of the Company's intellectual property became effective.

NOTE 10: SUBSEQUENT EVENT

    On November 9, 1999, the Company entered into a definitive agreement with General Motors Corporation through its OnStar division ("OnStar"). The agreement provides that OnStar is to take a $15 million equity stake in the Company in the form of the Company's Series G convertible preferred stock and a warrant to purchase additional Series G preferred stock for $5 million, and will be entitled to a seat on the Company's board of directors. In addition, OnStar is to pay an up-front, nonrefundable $5 million fee pursuant to a development and licensing agreement for custom engineering and a license to the Company's magicTalk voice user interface platform technology. The development and licensing agreement also contemplates recurring technical support and hosting fees for use of the Company's network operations facilities. The closing of these transactions is subject to certain conditions, including regulatory approval.

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

    General Magic, Inc. ("General Magic") offers voice-enabled services and technologies that enable voice access over the telephone to information that is stored on computer networks, including Web sites. Our services are designed to make it easy and convenient for people to access and act on their personal and business information and to engage in personal and business transactions. We offer both General Magic branded services as well as professional and custom engineering services to other companies that wish to license our technologies for use in their own voice-enabled services.

    The General Magic branded offerings are the myTalk(TM) service, which provides consumers with free phone and Web access to personal content, and the Portico(TM) virtual assistant service, a pay-for service for mobile professionals.

    In June 1999, we introduced myTalk, a service allowing members to access their email and voicemail from any telephone, reply to email messages using their own spoken words and make free two-minute phone calls anywhere in the U.S. The myTalk service is also accessible by personal computer through a standard Web browser. Members accessing myTalk will see banner ads during a myTalk Web site session and will hear short audio ads periodically during a telephone session. This approach to advertising, called rich media, seeks to interactively involve consumers and enhance their interest in the products and services of advertisers.

    In July 1998, we released the Portico service, which provides many of the services of a human assistant on an around-the-clock basis. Subscribers can access voicemail, email, faxes, calendar, address book, company news and stock quotes from any telephone or, using a standard Web browser, from any personal computer. This subscription-based service has served as a model for voice-enabled services, and has allowed us to fine-tune our technologies for broader deployment while providing a demonstration platform for our capabilities.

    One of our core technology assets is the magicTalk(TM) voice user interface, integral to all our offerings. magicTalk is a personality-rich natural language voice user interface. With magicTalk, users don't need to remember special voice commands or navigate lengthy push-button menus to access information and perform tasks. We host voice-enabled services in our network operations center, located in Sunnyvale, California, and plan to assist our partners and customers in designing and building network operations centers to host their own magicTalk voice-enabled services.

    General Magic's magicTalk voice user interface is a flexible technology platform that can be used to voice enable network-based content, communications and electronic commerce applications. Our services include planning, design, development, deployment, training, maintenance and hosting of customized voice-enabled services for third parties.

    In May 1999, BellSouth Mobility, Inc. announced its intention to begin an initial deployment of a magicTalk-based service in the Atlanta area. The service is a private-labeled version of our Portico service and is hosted in our network operations center in Sunnyvale, California. High-reliability telephone lines and cross-connect technologies were designed and installed to connect BellSouth cellular switches in Atlanta to our network operations center. This arrangement allows BellSouth's customers to use the Portico virtual assistant to answer their cellular telephones. Initial deployment of the service commenced in November 1999.

    In June 1999, Excite@Home launched the Excite Voicemail service, a free, advertising-supported service that allows Excite users to receive voicemail and faxes in their Excite email accounts. Excite Voicemail uses our magicTalk voice user interface to guide callers in leaving voicemail messages and faxes for registered Excite members. We host the service in our Sunnyvale, California network operations center. Special telephone lines have been installed to connect the Excite@Home operations center with our network operations center, allowing voicemail and faxes to appear in the Excite member's mailbox.


    In 1998, we announced an agreement with intuit(R) Inc. to voice enable certain features of Intuit's Quicken.com(TM) personal finance Web site. The private-labeled service employs our magicTalk voice user interface and would be hosted in our network operations center. Intuit is currently reevaluating its plans to launch voice-enabled Quicken.com services, and there can be no assurance that Intuit will proceed under its agreement with us.

    On November 9, 1999, the Company entered into a licensing and technology agreement with General Motors Corporation through its OnStar division ("OnStar") pursuant to which OnStar is to pay a $5 million fee for custom engineering services and a license to the Company's magicTalk voice user interface platform technology. OnStar has selected magicTalk as the voice user interface for its OnStar Virtual Advisor, which will provide hands-free, voice-activated access to Web-based information services in vehicles. The closing of this transaction is subject to certain conditions, including regulatory approval.

    The Company is at an early stage of development in its strategy to develop and market voice-enabled services and technology, and is subject to all of the risks inherent in the establishment of a new business enterprise. In order to succeed, the Company must, among other things, secure adequate financial and human resources to meet its requirements; identify and secure key business relationships; generate sufficient subscription, advertising, custom engineering, licensing and other revenues from its services and technologies to permit the Company to operate profitably; meet the challenges inherent in the timely development and deployment of complex technologies; achieve market acceptance for its voice-enabled services and technology; expand its network operations center to timely accommodate any demand for its services; ensure that third-party developers timely develop, license, deliver and support technologies upon which the Company's services depend; respond effectively to competitive developments; and protect its intellectual property. Any failure to achieve these objectives could have a material adverse effect on the Company's business, operating results and financial condition.

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

    For the three-month period ended September 30, 1999, the Company incurred a net loss of $10.6 million, or $0.25 per share, compared to a net loss of $10.0 million, or $0.34 per share, for the three-month period ended September 30, 1998. For the nine-month period ended September 30, 1999, the Company incurred a net loss of $38.2 million, or $1.00 per share, compared to a net loss of $45.6 million, or $1.58 per share, for the nine-month period ended September 30, 1998. The net loss per share for the nine-month period ended September 30, 1998, included the net loss for the period and $21.8 million in adjustments to accumulated deficit related to preferred stock and warrants issued during the period with favorable conversion and redemption rights, respectively. Excluding the effect of these adjustments, the loss per share for the nine-month period ended September 30, 1998, would have been $0.83 per share.

TOTAL REVENUE

    Total revenue for the three-month period ended September 30, 1999, was $1.7 million compared to $374 thousand for the three-month period ended September 30, 1998. For the nine-month period ended September 30, 1999, total revenue was $2.0 million compared to $2.3 million for the nine-month period ended September 30, 1998. Licensing revenue in the three-month and nine-month periods ended September 30, 1999, included $1.5 million associated with a license to Mitsubishi Electric Corporation which became effective in August 1999 pursuant to the terms of a June 1997 settlement agreement. Licensing revenue for the nine-month period ended September 30, 1998, included a $1.5 million nonrefundable fee from Microsoft Corp. for the license of certain of the Company's technologies. Total revenue for both the three-month period and the nine-month period ended September 30, 1999, consists of service revenue from subscription fees for the Portico service and licensing revenue from certain of the Company's technologies. The Company expects that its revenue will increase significantly in the fourth quarter upon receipt and recognition of the $5 million up-front, nonrefundable fee to be paid under a development and licensing agreement reached with OnStar in November 1999. The closing of this transaction is subject to certain conditions, including regulatory approval, and though the Company believes satisfaction of these conditions is likely, there can be no guarantee that the transaction will close in the fourth quarter of 1999, or at all.

NETWORK OPERATIONS

    Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. Network operations expense for the three-month period ended September 30, 1999, was $1.9 million compared to $1.7 million for the three-month period ended September 30, 1998. For the nine-month period ended September 30, 1999, network operations expense was $5.4 million compared to $1.7 million for the nine-month period ended September 30, 1998. The Company recorded network operations expense for the first time in the three-month period ended September 30, 1998. Prior to that, this expense was classified as research and development since the Company's Portico service had not yet achieved commercial feasibility. The Company expects network operations expense to increase modestly through 1999 as it implements its plan to add network infrastructure.

RESEARCH AND DEVELOPMENT

    Research and development expense for the three-month period ended September 30, 1999, was $2.9 million, compared to $3.7 million for the three-month period ended September 30, 1998. For the nine-month period ended September 30, 1999, research and development expense was $9.6 million, compared to $13.1 million for the nine-month period ended September 30, 1998. The decrease for the three-month period ended September 30, 1999, compared to the three-month period ended September 30, 1998, was due to reduced spending on outside consultants. The decrease in the nine-month period ended September 30, 1999, compared to the nine-month period ended September 30, 1998, was primarily due to the reclassification of costs into network operations expense, commencing with commercial feasibility of the Portico service in July 1998. The Company expects to continue to devote resources to research and development through the remainder of 1999 at approximately the same level as in the three-months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense for the three-month period ended September 30, 1999, was $5.3 million, compared to $5.6 million for the three-month period ended September 30, 1998. For the nine-month period ended September 30, 1999, selling, general and administrative expense was $17.5 million, compared to $13.1 million for the nine-month period ended September 30, 1998. The increase in the nine-month period ended September 30, 1999, compared to the nine-month period ended September 30, 1998, was due to staffing increases and additional marketing and advertising expenses associated with efforts to develop market demand and distribution channels for the Company's voice-enabled services. The Company expects selling, general and administrative expenses to increase through the remainder of 1999, specifically for marketing programs related to the Company's myTalk service.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the three-month period ended September 30, 1999, was $1.3 million, compared to $783 thousand for the three-month period ended September 30, 1998. For the nine-month period ended September 30, 1999, depreciation and amortization expense was $3.4 million, compared to $2.2 million for the nine-month period ended September 30, 1998. The increases in both periods were due to equipment purchases and facility improvements related to the expansion of the Company's network operations center and amortization of intangible assets associated with a prior acquisition. The Company expects depreciation and amortization expense to continue to increase in 1999 compared to 1998 as the network operations center is expanded.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

    During the nine-month period ended September 30, 1998, the Company recognized a $2.1 million charge for the write-off of acquired in-process research and development in connection with the acquisition of all of the outstanding stock of NetPhonic Communications, Inc., a development stage enterprise.

TOTAL OTHER INCOME (EXPENSE), NET

    The Company had other expense of $205 thousand in the three-month period ended September 30, 1999, and other income of $1.5 million in the three-month period ending September 30, 1998. During the three-month period ended September 30, 1999, the Company recorded a loss of $540 thousand related to the net losses of DataRover Mobile Systems, Inc. ("DSI") through July 31, 1999, and a gain of $177 thousand for the sale of Motorola stock received in connection with Motorola's acquisition of Starfish, offset by interest income during the period. In the nine-month period ended September 30, 1999, the Company had other expense of $2.7 million compared to other income of $6.7 million for the nine-month period ending September 30, 1998.

    During the nine-month period ended September 30, 1999, the Company recorded a loss of $3.6 million to account for 100% of the net losses of DSI through July 31, 1999. During the nine-month period ended September 30, 1998, the Company recognized $4.7 million in other income for consideration received pursuant to agreements concluded during the period with AltoCom and a gain of $903 thousand for the sale of Motorola stock received in connection with Motorola's acquisition of Starfish. Excluding the transactions associated with DSI, AltoCom, and Motorola, other income (expense), net consisted primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $14.1 million as of September 30, 1999, down $19.7 million from $33.9 million as of December 31, 1998.

    On November 9, 1999, the Company entered into a definitive agreement pursuant to which General Motors Corporation through its OnStar division is to take a $15 million equity stake in the Company in the form of the Company's Series G convertible preferred stock and a warrant to purchase additional shares of Series G preferred stock for $5 million. In addition, OnStar is to pay a $5 million up-front, nonrefundable fee for custom engineering services and a license to the Company's magicTalk voice user interface technology. The closing of these transactions is subject to certain conditions, including regulatory approval.

    On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D convertible preferred stock for 1,000 shares of the Company's Series F convertible preferred stock. Each holder of Series F preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series F preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series F preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series F preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series D and Series E preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.378 (the "Series F Conversion Price"). The Series F Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Reset Price") if the Reset Price is less than the then-effective Series F Conversion Price.

    Subject to certain conditions, the Company may redeem all of the Series F preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power in the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation preference. In addition, subject to certain conditions, in the event that a Reset Price is less than $1.966, the Company may redeem all of the Series F preferred stock at the liquidation preference.

    In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series F preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series F preferred stock may not exercise their right of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. Unless the Company elects to redeem the Series F preferred stock at a price per share equal to the greater of 130% of the liquidation preference and a price based on the closing bid price of the Company's common stock, then, at the time of any of the following events, the holders of the Series F preferred stock are entitled to a substantial reduction in the conversion price and a payment of 1% of the liquidation preference for each day that any of such events continues for up to 20 days in any 365-day period: (i) the Company's failure to have the registration statement declared effective by the Securities Exchange Commission ("SEC") within 120 days of the issuance of the Series F preferred stock; (ii) the Company's failure to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; or (iii) the Company's failure to maintain the listing of the common stock on The Nasdaq National Market ("Nasdaq"), The New York Stock Exchange ("NYSE") or the American Stock Exchange, Inc. ("AMEX"). If the Company fails to make these 1% penalty payments, the holders of the Series F preferred stock will have the right to require the Company to redeem some or all of their shares at a price per share equal to the greater of 130% of the liquidation preference or a price based on the closing bid price. The holders of the Series F preferred stock also have the right to require the Company to redeem their shares at such price upon the occurrence of any of the following events: (i) the Company's failure to use its reasonable best efforts to have the registration statement declared effective by the SEC within 120 days of the issuance of the Series F preferred stock; (ii) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock;
(iii) the Company's failure to use its reasonable best efforts to maintain the listing of the common stock on Nasdaq, NYSE or AMEX; or (iv) the Company's failure to timely convert shares of Series F preferred stock to common stock.

    Effective July 30, 1999, the Company entered into a common stock investment agreement with an existing institutional investor, providing the Company an equity line of credit. The common stock investment agreement permits the Company to require the investor to purchase from time to time an aggregate of up to $20,000,000 of the Company's common stock in increments of up to $5,000,000. In addition, the investor has the right to purchase in its sole discretion up to 30% of each increment requested by the Company, up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. However, there are numerous conditions on the Company's right to draw down under the equity line, and there can be no assurance that the Company will be able to draw down on the line in an amount totaling as much as $20,000,000.

    On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock (the "Warrant") for cash proceeds of $6.0 million, net of issuance costs of $33,000. Except as may be required by law, the Series E preferred stock has no voting rights. The holder is entitled to receive non-cumulative dividends at 5% of $10,000 per annum on each share of the Series E preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series E preferred stock is $10,000 per share, and is payable pari passu with the Series A, Series D and Series F preferred stock and in preference to the holders of common stock. Subject to adjustment in certain circumstances, each share of Series E preferred stock is convertible into that number of shares of the Company's common stock equal to $10,000 divided by $3.80. The Warrant is exercisable for 100 shares of Series E preferred stock at an exercise price of $10,000 per share. The Warrant has a fifteen-month term and is immediately exercisable.

    On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each holder of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series E and Series F preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.684 (the "Series D Conversion Price"). The Series D Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series D Reset Price") if the Series D Reset Price is less than the then-effective Series D Conversion Price.

    Subject to certain conditions, the Company may redeem all of the Series D preferred stock upon a Change of Control at a price equal to, subject to limited exceptions, 115% of the liquidation preference. In addition, subject to certain conditions, in the event that a Series D Reset Price is less than $1.966, the Company may redeem all of the Series D preferred stock at the liquidation preference.

    In the event of a Major Transaction, the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of
(i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of
(i) 130% of the liquidation preference and (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among others: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on Nasdaq, NYSE or AMEX; or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (i) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (ii) the Company's failure to maintain listing of its common stock on Nasdaq, NYSE or AMEX; or (iii) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants that are exercisable for up to 150,000 shares of common stock at an exercise price of $5.078 per share. The warrants have a three-year term and are immediately exercisable.

    During the nine-month period ended September 30, 1999, 5,600 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 2.5 million shares of common stock. As of September 30, 1999, no shares of the Series B preferred stock were outstanding. During the nine-month period ended September 30, 1999, 1,549 shares of the 5 % Cumulative Convertible Series C Preferred Stock were converted into 4.9 million shares of common stock. As of September 30, 1999, no shares of the Series C preferred stock were outstanding.

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

    In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under six of these agreements, and is subject to the following obligations under the remaining two agreements. The Company must refund to one licensee a prepaid royalty, together with interest, which totaled $2.8 million as of September 30, 1999. This amount was classified in accrued expenses as of September 30, 1999. The Company has agreed to refund the second licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of September 30, 1999, this obligation was classified in noncurrent deferred revenue. The Company does not expect the second licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology. The Company is currently in discussions with the second licensee to determine, among other things, to what extent the prepaid royalties currently classified as non-current deferred revenue may be recognized as revenue, if at all.

    Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of September 30, 1999, the Company had an accumulated deficit of $247.7 million, with a net loss of $38.2 million for the nine-month period ended September 30, 1999. The Company expects to incur significant losses at least through the year 1999.

    The Company expects that its cash, cash equivalents and short-term investment balances of $14.1 million as of September 30, 1999, along with cash expected to be available pursuant to the Company's strategic agreement with the OnStar division of General Motors Corporation and under the Company's equity line of credit arrangement, will be adequate to fund the Company's operations through the second half of 2000. However, the closing of the OnStar transaction is subject to certain conditions, including regulatory approval, and there are a number of conditions and limitations on the Company's right to draw down under the equity line of credit. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice-enabled services and technology; the Company's ability to attract and secure key business relationships; the Company's ability to generate subscription, advertising, custom engineering, licensing and other revenue from its services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's services and technology.

    To support its operations through the balance of the year 2000, the Company will be required to raise additional public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

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

    -   verification of corrected systems, if necessary;

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

    For all systems directly related to the Company's services, the Company has completed the inventory. For systems directly related to the Company's Portico and myTalk services, the Company has completed evaluation and/or initial testing of all of the systems identified. The Company believes that substantially all of these systems are year 2000 ready, and has remediated or replaced substantially all of the systems it has determined are not year 2000 ready. It will continue to remediate or replace systems that are not year 2000 ready. The Company completed testing of all systems directly related to the Excite Voicemail services during the third quarter and all General Magic systems are year 2000 ready. Further testing will be required in the fourth quarter to insure that Excite@Home systems supporting the Excite Voicemail service are also year 2000 ready. The Company has and will continue to verify corrected systems.

    The Company has completed the inventory for all other systems and has completed evaluation and/or testing of such systems. The Company believes that substantially all of these systems are year 2000 ready. It has remediated or replaced substantially all of the systems which it has identified as not year 2000 ready.

    The Company expects to complete the final test sequence for the year 2000 plan for systems directly related to the Company's services by the end of 1999. The Company has initiated its contingency planning process, including completion of the installation of a generator for back-up power to its network operations center, and expects to further develop and implement its contingency plan during the fourth quarter of 1999.

    In the process of evaluating its systems, the Company has contacted certain of its key suppliers to determine whether their operations and the products and services they provide are year 2000 ready. The Company has requested written assurances of year 2000 readiness from all significant suppliers who have not otherwise provided sufficient written assurances. To date, a number of suppliers have not responded to our request.

    Costs. The Company believes that the costs related to its year 2000 effort will not exceed $600,000. The Company estimates that the total costs will include approximately $160,000 for external consultants and advisers, approximately $100,000 for replacement of systems which are not year 2000 ready and approximately $330,000 for the direct costs of internal employees working on the year 2000 project. As of September 30, 1999, the Company has incurred approximately $465,000 of the estimated total of $600,000.

    Risks. Based on currently available information, the Company does not believe that year 2000 issues will have a material adverse impact on its results of operations or financial condition. However, the Company may have failed to identify all critical year 2000 problems, may not have properly assessed, remediated or tested its systems, and may encounter unexpected costs associated with its year 2000 effort. In addition, the Company relies on third-party suppliers for a significant number of systems related to its services, such as:

    -   email servers which process both emails and voicemails;

    -   the calendar and contact software;

    -   the voice recognition software;

    -   the text-to-speech software;

    -   the billing system; and

    -   the network operations center equipment.

    In addition, the Company relies on third parties for key services, such as telecommunications, Internet access and power. While the Company has requested written assurance of year 2000 readiness from all significant third party suppliers, a number of its suppliers, including its telecommunications and power providers, have not responded to the Company. The Company believes that products and services supplied by third parties present the greatest year 2000 risk to the Company.

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

WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

    Since our inception, we have generated only minimal revenues. We have incurred significant losses, and we have substantial negative cash flow. As of September 30, 1999, we had an accumulated deficit of $247.7 million, with a net loss of $38.2 million for the nine-month period ended September 30, 1999. We expect to incur significant losses through the year 1999, and we may never achieve or sustain significant revenues or become profitable.

OUR LIMITED FUNDING MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO IMPLEMENT OUR NEW STRATEGY, AND THE AVAILABILITY OF ADDITIONAL RESOURCES IS UNCERTAIN.

    Our business model requires us to devote significant financial resources to the development, enhancement and maintenance of our General Magic branded services, and to professional and custom engineering services for third parties. If we are not able to successfully manage our existing resources or to secure additional resources in a timely manner, our ability to successfully provide these services and to generate sufficient revenues will be restricted.

    We must conserve cash because we have generated minimal revenues to date.
On November 9, 1999, we entered into a definitive agreement pursuant to which General Motors Corporation through its OnStar division is to take a $15 million equity stake in General Magic in the form of Series G convertible preferred stock and a warrant to purchase additional shares of Series G preferred stock for $5 million. In addition, OnStar is to pay a $5 million up-front, nonrefundable fee for custom engineering services and a license to our magicTalk voice user interface technology. The closing of these transactions is subject to certain conditions, including regulatory approval. Effective July 30, 1999, we entered into a common stock investment agreement with an existing institutional investor, providing for an equity line of credit. The common stock investment agreement permits us to require the investor to purchase from time to time an aggregate of up to $20,000,000 of the common stock in increments of up to $5,000,000. In addition, the investor has the right to purchase in its sole discretion up to 30% of each increment requested by us, up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. However, there are numerous conditions on our right to draw down under the equity line, including that the closing bid price of the common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that the common stock is listed on The American Stock Exchange ("AMEX"), The New York Stock Exchange ("NYSE"),
The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth (1/20) for each business day during the twenty (20) business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062.
The weighted average price of our common stock was less than $2.062 on each business day through much of September and October.
It is uncertain that we will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of the common stock and the investor's ownership percentage, which have also significantly limited our ability to draw down to date. Accordingly, we cannot guarantee that sufficient funds will be available to meet our needs through the second half of 2000. In any event, to support our operations through the balance of the year 2000, we will be required to raise additional public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to General Magic or its stockholders. The unavailability or timing of significant revenues and financing could prevent or delay the continued provision of our services and may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements, and our common stock could be delisted from that market. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

WE MAY NOT BE ABLE TO RETAIN OR ATTRACT KEY EMPLOYEES.

     In September 1999, we reduced our workforce by 20%. This reduction may adversely affect our ability to attract, retain and motivate qualified personnel. Our limited financial resources may further constrain the size of our technical, business development, sales, marketing and professional service staffs. Our existing personnel may not be able to manage and successfully complete all of the tasks necessary to support the various aspects of our business. Furthermore, Silicon Valley remains a highly competitive job market. Our key management, technical, business development, sales, marketing, administrative and professional service personnel may not remain with us, and we may be unable to attract and retain sufficient personnel to execute our business plan.

THE MARKET FOR OUR SERVICES MAY NOT DEVELOP, WHICH WOULD SUBSTANTIALLY IMPEDE OUR ABILITY TO GENERATE REVENUES.

    Our future financial performance depends in large part on growth in demand for our voice-enabled services and technologies. If the market for voice-enabled services does not develop or if we are unable to capture a significant portion of that market either directly or through our partners, our revenues and our results of operations will be adversely affected.

    The market for voice-enabled services is still evolving. Currently, there are only a limited number of products and applications in this industry. Negative consumer perceptions regarding reliability, cost, ease-of-use and quality of speech-based products affects consumer demand and may impact the growth of the market. As a result, we cannot guarantee that the market for voice-enabled services and technologies will grow or that consumers will accept any of the services or products built on our magicTalk voice user interface platform.

OUR BUSINESS MODEL IS NEW AND UNPROVEN, AND WE MAY BE UNABLE TO IMPLEMENT IT SUCCESSFULLY.

    Our model for conducting business and generating revenue is new and unproven, and we face many of the risks faced by new businesses, especially companies in new and rapidly evolving markets. Our business depends on our ability to generate revenue from our General Magic branded services and from third parties that license our technologies and retain our professional and engineering services. If we fail to generate sufficient revenues from these sources, our revenues and results of operation will be adversely affected.

    Revenues from our Portico service and from any service commercially launched by such partners as BellSouth depend on the generation of significant numbers of subscribers. It is uncertain whether our partners or we will be able to develop and maintain at reasonable cost a significant subscriber base for virtual assistant services. Revenues from Portico subscriptions to date have not been significant. Moreover, market deployment of private-labeled versions of the Portico service by telecommunications carriers has proceeded more slowly than anticipated, and the Company does not expect a full commercial deployment by a carrier, or associated revenues, in 1999.

    In addition, revenues from our myTalk service as well as from certain voice-enabled services licensed to partners such as Excite@Home depend on advertising and sponsorship sales. Such revenues may not be sufficient to offset the costs to General Magic of providing these services. See "-- Revenues from our Internet service depend on banner and audio advertising sales, and our inability to generate sufficient revenues from advertising sales would harm our business."

WE MUST ESTABLISH AND MAINTAIN RELATIONSHIPS WITH PARTNERS AND CUSTOMERS TO GENERATE REVENUES.

     Our success in generating revenues from private-label versions of our virtual assistant services and other services based on our magicTalk voice user interface is dependent on our ability to establish and maintain relationships with telecommunication carriers, device manufacturers, service providers, Internet and other companies. Although we have entered into arrangements with Qwest Communications Corporation, Intuit(R) Inc., Wireless Knowledge, BellSouth Mobility, Inc. and Excite@Home and have executed a definitive agreement to provide custom engineering services and license our magicTalk voice user interface technology to the OnStar division of General Motors Corporation, we cannot guarantee that we will be able to maintain these relationships or establish additional relationships. Competition for relationships with these companies is extremely intense. In addition, decisions by these companies, particularly telecommunications carriers, to enter into partner or customer relationships can be a lengthy, expensive process, with no assurance of success.

    It is uncertain whether any of the services contemplated by our current and future partners will be commercially launched. Even if these services were commercially launched, our current and future partners may not be able to attract and retain a sufficient number of subscribers to result in significant revenue to General Magic.

REVENUES FROM OUR MYTALK SERVICE AND THE INTERNET SERVICES OF CERTAIN OF OUR PARTNERS AND CUSTOMERS DEPEND ON BANNER AND AUDIO ADVERTISING SALES AND UPON INCORPORATION OF FEE-BASED SERVICES, AND OUR INABILITY TO GENERATE SUFFICIENT REVENUES FROM ADVERTISING SALES AND FEE-BASED SERVICES WOULD HARM OUR BUSINESS.

    The business model for our myTalk service, as well as for certain voice-enabled services licensed to partners such as Excite@Home, depends on generation of revenues from banner and audio advertising sales and incorporation of fee-based services to offset the costs of providing a free service. In order to generate revenues, we and our partners will need to attract a large number of banner and audio advertisers and advertising sponsors on an ongoing basis. In addition, over time, a sufficient number of users must utilize fee-based services. If we are not able to attract or retain a sufficient number of advertisers and sponsors or a sufficient number of users of the fee-based services, we may not be able to generate the revenues necessary to operate.

    To attract advertisers and sponsors, we and our partners will need to attract a large number of users to our services. To do so, we must increase awareness of the myTalk and General Magic brands and continually enhance and improve the features and quality of our services. If our partners or we cannot attract a sufficient number of users, we will not be able to attract a sufficient number of advertisers and sponsors to generate revenues.

    In addition, the market for Internet audio and banner advertising may not develop. It is uncertain whether companies that have historically relied on traditional media channels to advertise or sell their products and services will adopt audio and banner advertising. Potential advertisers may have negative perceptions of the Internet as an effective means of advertising or selling their products or services. If the market for audio and banner advertising does not develop, our business would be harmed.

INTENSE COMPETITION IN THE MARKET FOR VOICE-ENABLED SERVICES COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

    The market for voice-enabled services is intensely competitive. We may be unable to compete with existing companies or new companies entering the market. Many of these companies have greater financial resources, name recognition, research and development capabilities, sales and marketing staffs and better developed distribution channels than we do. The services that we offer may not achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Furthermore, our competitors may succeed in developing competing products or services which are more effective and cheaper or which render our services or technologies obsolete. If we are unable to compete effectively, our business would be adversely affected.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS.

    We are subject to the continued listing requirements of The Nasdaq National Market. On April 15, 1999, we received a letter from The Nasdaq National Market advising us that we had failed to meet the "net tangible assets" requirement for continued listing on that market. The letter required us to demonstrate compliance with this requirement by July 13, 1999. In response to the April 15th letter, we submitted a letter demonstrating our compliance as of May 7, 1999, and providing our plan for continued compliance through December 31, 1999. Our plan was accepted by The Nasdaq National Market on July 1, 1999, contingent on our ability to complete a financing transaction by July 30, 1999, and to demonstrate compliance with the "net tangible assets" requirement through the remainder of the year. As of July 30, 1999, we entered into an agreement providing for an equity line of credit arrangement. Also, on September 9, 1999, we entered into an exchange agreement with holders of the Series D convertible preferred stock. Pursuant to the agreement, holders of the Series D preferred stock exchanged an aggregate of $10,000,000 of Series D preferred stock for $10,000,000 of a newly created Series F convertible preferred stock. The redemption provisions of the Series F preferred stock allow us to treat it as "equity" for accounting purposes. This reclassification of $10,000,000 of the Series D preferred stock will further our ability to meet the "net tangible assets" requirement for continued listing on The Nasdaq National Market. Finally, on November 9, 1999, we entered into a definitive agreement pursuant to which General Motors Corporation through its OnStar division is to take a $15 million equity stake in General Magic in the form of Series G convertible preferred stock and a warrant to purchase additional shares of Series G preferred stock for $5 million. In addition, OnStar is to pay a $5 million up-front, nonrefundable fee for custom engineering services and a license to our magicTalk voice user interface technology. However, the closing of these transactions is subject to certain conditions, including regulatory approval. In the event that we are not able to maintain continued compliance with The Nasdaq National Market's "net tangible assets" requirement or any other of its listing requirements through December 31, 1999, and thereafter, we would be subject to a delisting process. In the event that we are delisted, we will seek to list our common stock on other markets, including The Nasdaq Small Cap Market and The American Stock
Exchange, Inc. We cannot guarantee that we will be able to meet the listing requirements of these or any other markets. In the event that we are delisted from The Nasdaq National Market or are not able to list on any other market, the ability to sell shares of our common stock will be adversely affected.

WE MAY BE REQUIRED TO REDEEM THE SERIES D PREFERRED STOCK AND THE SERIES F PREFERRED STOCK AND SUCH REDEMPTION COULD SIGNIFICANTLY DEPLETE OUR CASH RESERVES, WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    The holders of the Series D preferred stock and the Series F preferred stock have certain redemption rights if we fail to meet the requirements of the documents governing the Series D preferred stock and the Series F preferred stock. Assuming that all 1,000 shares of Series D preferred stock and all 1,000 shares of the Series F preferred stock are outstanding, the total redemption value would be approximately $20 million to $26 million. Such payments would significantly deplete our cash reserves, which would materially adversely affect our financial condition. In addition, such a decrease in our cash reserves may cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption. See "Selling Stockholders--Relationships between Selling Stockholders and Us."

WE MAY EXPERIENCE INTERRUPTIONS IN SERVICE DUE TO ERRORS OR INADEQUACIES IN OUR SOFTWARE AND SYSTEM ARCHITECTURE, WHICH MAY RESULT IN SIGNIFICANT COSTS, A DECREASE IN REVENUES AND A DECLINE IN OUR STOCK PRICE.

    The ability to provide the myTalk and Portico services and the services of our partners depends on the integrity of our software, computer hardware systems and network infrastructure. We have encountered, and may encounter in the future, errors in our software and our system design. These errors may be expensive to correct, and could result in substantial interruptions in our service.

    Since the launch of our myTalk service and the Excite@Home Voicemail service, we have experienced interruptions in service due to increases in the number of users served by our network operations center. In the event that we experience sudden increases in the number of users of the services hosted in our network operations center or we are successful in establishing other relationships with partners with large existing customer bases, our network operations center may not be capable of meeting the resulting increase in demand. A sudden increase in demand could lead to slow-downs or failures in services hosted by General Magic. Furthermore, we presently do not have redundant, multiple site capacity in the event of a technical failure of our services or a natural disaster.

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

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT, WHICH COULD ADVERSELY AFFECT OUR REVENUES OR RESULTS OF OPERATIONS.

    Any delays in product development or market launch could adversely affect our revenues or results of operations. To be successful, we must continue to develop and enhance technologies to enable us to offer our General Magic branded services and to supply other voice-enabled services to third parties. Software product development schedules are difficult to predict because they involve creativity and the use of new development tools and learning processes. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved products or services or the delivery of new versions of our products or services.

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

    We have incorporated technology developed by third parties in the myTalk and Portico services and the services to be provided to our partners, including the following:

    -   email servers which process both emails and voicemails;

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

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

    We have 50,000 shares of Series A preferred stock, 1,000 shares of Series D preferred stock, 599 shares of Series E preferred stock and 1,000 shares of Series F preferred stock outstanding, all of which are convertible into common stock. In addition, we have a warrant to purchase an additional 100 shares of Series E preferred stock and warrants to purchase an aggregate of 780,000 shares of common stock outstanding. We also have an equity line of credit arrangement under which we could issue up to $26,000,000 in common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, or draw downs under the equity line of credit arrangement. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock and pursuant to the equity line of credit arrangement depends in part on future prices of our common stock on The Nasdaq National Market. The number of shares of common stock issued pursuant to the equity line of credit arrangement depends on the prices of common stock on The Nasdaq National Market shortly before the date of issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock and draw downs under the equity line of credit will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the stock price of our common stock to decrease further. A decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. See "Selling Stockholders--Relationships between Selling Stockholders and Us."

    Our board of directors may authorize issuance of up to 432,301 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

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

    Third parties may assert claims against us from time to time alleging infringement, misappropriation or other violations of proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease the use and sale of allegedly infringing products and services, incur significant litigation costs and expenses, and develop or acquire non-infringing technology or obtain licenses to the alleged infringing technology. We may not be able to develop or acquire alternative technologies or obtain such licenses on commercially reasonable terms.

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

    We will continue to incorporate authentication, encryption and other security technologies in our services. However, such technologies may not be adequate to prevent break-ins. In addition, weaknesses in the media by which users access these services, including the Internet, land-line telephones, cellular phones and other wireless devices, may compromise the security of the electronic information accessed from the service. We intend to continue to limit our liability to end users and to our partners, including liability arising from failure of the authentication, encryption and other security technologies incorporated into our services, through contractual provisions. However, we may not successfully negotiate such limitations with all our partners, nor may such limitations eliminate liability. We do not currently have liability insurance to protect against risks associated with forced break-ins or disruptions.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

    The market price of our common stock has been extremely volatile. Since October 1, 1998, the closing price of our common stock has varied significantly from a high of $7.438 to a low of $1.375 per share.

    Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in product development, disruptions in our service, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and technology companies such as ours, and which are often unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

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

    -   email servers which process both emails and voicemails;

    -   the calendar and contact software;

    -   the voice recognition software;

    -   the text-to-speech software;

    -   the billing system; and

    -   the network operations center equipment.

    In addition, we rely on third parties for key services, such as telecommunications, Internet access and power. Although we have requested written assurances from all of our significant suppliers, to date a number of suppliers have not responded to such requests. In the event that we, or any of our third-party suppliers, are not year 2000 ready, we could experience significant disruptions in our operations and service offerings. Such interruptions could lead to lost sales, loss of relationships with partners, advertisers and sponsors, and damage to our business reputation.

DELAWARE LAW AND CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS MAY INHIBIT POTENTIAL ACQUISITION BIDS.

    Delaware law and our charter may inhibit potential acquisition bids for General Magic. We are subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay a merger, tender offer or proxy contest or make such a transaction more difficult. In addition, provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or in management, or may limit the price that certain investors may be willing to pay in the future for shares of common stock. These provisions include:

    - issuance of "blank check" preferred stock, which is preferred stock that can be issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

    -   prohibition on stockholder action by written consent;

    - requirement that a two-thirds vote of the stockholders is required to amend the bylaws; and

    - advance notice requirements for submitting nominations for election of the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

    Furthermore, the Series D preferred stock and the Series F preferred stock provide holders rights to redemption of their Series D preferred stock or Series F preferred stock, as the case may be, or penalty payments upon a change of control. In addition, the documents governing the Series D preferred stock and Series F preferred stock prohibit changes of control unless the surviving entity assumes all our obligations under the Series D preferred stock or Series F preferred stock, as the case may be, and is a publicly traded corporation traded on The Nasdaq National Market, NYSE or AMEX. All of these rights could make an acquisition more difficult. See "Selling Stockholders--Relationships between Selling Stockholders and Us."

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

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1999

                           Part II: Other Information

ITEM 1. LEGAL PROCEEDINGS.

    None

ITEM 2. CHANGES IN SECURITIES

    On September 9, 1999, certain of the Company's investors exchanged 1,000 shares of the Company's Series D preferred stock for 1,000 shares of the Company's Series F convertible preferred stock. The terms of the exchange and the rights, preferences and privileges of these securities are incorporated by reference to Part I- Item 1- Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided by section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits have been filed with this report:

      EXHIBIT
       NUMBER                           DESCRIPTION
      -------                           -----------
        3.1     Certificate of Designations, Preferences and Rights of Series F
                Convertible Preferred Stock filed with the Delaware Secretary of
                State on September 9, 1999 is incorporated by reference to
                Exhibit 3.1 to the Current Report on Form 8-K filed with the
                Securities and Exchange Commission on September 10, 1999

        4.1 Exchange Agreement, dated as of September 9, 1999, by and among the Company and the investors listed on the Schedule of Investors thereto is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.2 Registration Rights Agreement, dated as of September 9, 1999, by and among the Company and the holders listed on the Schedule of Holders thereto is incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.3 Waiver Agreement, dated as of September 9, 1999, by and among the Company and the stockholders listed on the Schedule of Stockholders thereto is incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.4     Amendment #2 to Registration Rights Agreement, dated as of July
                9, 1999, by and among the Company and holders of the Series D
                Convertible Preferred Stock is incorporated by reference to
                Exhibit 4.6 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10,
                1999

        4.5     Amendment #3 to Registration Rights Agreement, dated as of July
                23, 1999, by and among the Company and holders of the Series D
                Convertible Preferred Stock is incorporated by reference to
                Exhibit 4.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10,
                1999

        4.6     Amendment #4 to Registration Rights Agreement, dated as of
                August 6, 1999, by and among the Company and holders of the Series D Convertible Preferred Stock is incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form
                8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.7 Amendment #1 to the Common Stock Investment Agreement, dated as of July 30, 1999, between the Company and Cripple Creek
                Securities, LLC

        27.1    Financial Data Schedule

    (b) (i)     A report on Form 8-K was filed on August 3, 1999, to report under Item 5, Other Events, an arrangement with a private investor to provide the Company with an equity line of credit.

        (ii) A report on Form 8-K was filed on August 3, 1999, to report under Item 5, Other Events, the Company's operating results for the second quarter ended June 30, 1999.

        (iii) A report on Form 8-K was filed on September 8, 1999, to report under Item 5, Other Events, payment of all amounts outstanding under two term loans.

        (iv) A report on Form 8-K was filed on September 8, 1999, to report under Item 5, Other Events, the Company's new organizational structure and a reduction of approximately 20% of its work force.

        (v) A report on Form 8-K was filed on September 10, 1999, to report under Item 5, Other Events, the exchange of 1,000 shares of the Company's Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F Convertible Preferred Stock.

                               GENERAL MAGIC, INC.
                          FORM 10-Q, September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 15, 1999                             /s/       STEVEN MARKMAN
                                  -------------------------------------------------------------
                                  Name:                       Steven Markman
                                  Title:          President, Chief Executive Officer and
                                            Chairman of the Board (Principal Executive Officer)

DATE: November 15, 1999                            /s/         ROSE MARCARIO
                                  -------------------------------------------------------------
                                  Name:                        Rose Marcario
                                  Title:     Senior Vice President and Chief Financial Officer
                                                         (Principal Financial and
                                                            Accounting Officer)

                                INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                           DESCRIPTION
      -------                           -----------
        3.1     Certificate of Designations, Preferences and Rights of Series F
                Convertible Preferred Stock filed with the Delaware Secretary of
                State on September 9, 1999 is incorporated by reference to
                Exhibit 3.1 to the Current Report on Form 8-K filed with the
                Securities and Exchange Commission on September 10, 1999

        4.1 Exchange Agreement, dated as of September 9, 1999, by and among the Company and the investors listed on the Schedule of Investors thereto is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.2 Registration Rights Agreement, dated as of September 9, 1999, by and among the Company and the holders listed on the Schedule of Holders thereto is incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.3 Waiver Agreement, dated as of September 9, 1999, by and among the Company and the stockholders listed on the Schedule of Stockholders thereto is incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.4     Amendment #2 to Registration Rights Agreement, dated as of July
                9, 1999, by and among the Company and holders of the Series D
                Convertible Preferred Stock is incorporated by reference to
                Exhibit 4.6 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10,
                1999

        4.5     Amendment #3 to Registration Rights Agreement, dated as of July
                23, 1999, by and among the Company and holders of the Series D
                Convertible Preferred Stock is incorporated by reference to
                Exhibit 4.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10,
                1999

        4.6     Amendment #4 to Registration Rights Agreement, dated as of
                August 6, 1999, by and among the Company and holders of the Series D Convertible Preferred Stock is incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form
                8-K filed with the Securities and Exchange Commission on September 10, 1999

        4.7 Amendment #1 to the Common Stock Investment Agreement, dated as of July 30, 1999, between the Company and Cripple Creek
                Securities, LLC

       27.1     Financial Data Schedule