Form 10-K405
period 1999-12-31
GENERAL MAGIC INC
filed 2000-03-30
CIK 933524

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 20, 2000, as reported on the Nasdaq National Market, was approximately $690,496,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of March 20, 2000: 50,338,415

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This report on Form 10-K includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 1 and elsewhere in this Form 10-K, that could cause our actual results and financial position to differ materially from historical results or those anticipated. In this report, words such as "anticipates," "believes," "expects," "future," "intends," "plans," "potential," "may," "could" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

COMPANY

     General Magic, Inc. is a voice application service provider that enables businesses to give their customers voice access to information and services, whether provided through customer interaction centers, over telecommunications networks or through the Internet. We develop and deploy our voice applications on our magicTalk(TM) communications platform and offer hosting services for those applications in our state-of-the-art network operations center.

     Our principal target market is businesses with high volume customer interactions, such as telecommunication service, customer relationship management and e-commerce providers. We have also developed General Magic branded services that demonstrate the attributes of our communications platform and voice user interface technologies, and that have permitted us to evolve the capabilities of the platform to meet the requirements of large scale applications. Our patent-pending communications platform and personality-rich voice user interface technologies provide the foundation for all of our voice solutions and services.

     To support customers with high volume customer interactions, we provide a full range of professional services to assist in the planning, design, development, deployment and support of voice solutions built on our magicTalk communications platform. For customers who elect to deploy end-to-end voice solutions without investing in a separate hosting facility, we provide hosting services in our around-the-clock network operations center. This gives us a further opportunity to maximize the return on investment for each of our customers by optimizing service performance, managing growth, and taking advantage of efficiencies of scale.

     Our magicTalk communications platform provides a fully distributed environment for the rapid development and deployment of total voice solutions. It is designed to permit customers their choice of speech recognition and text-to-speech technologies as well as telephony interfaces, including voice over Internet protocol (or VoIP). The platform employs a standards-based applications infrastructure that permits rapid integration with existing Web-based or hosted services. The platform also allows accessibility to our voice solutions over a wide range of mobile and desktop devices that employ a variety of wire line and wireless technologies.

     Our communications platform facilitates the deployment of socially engineered voice user interfaces unique to each of our customers. Implemented through standards-based scripting languages, each voice user interface reflects our extensive experience in combining language, logic and personality. The user experience generated by our personality-rich voice user interface helps create customer trust and improve customer loyalty by simulating a most familiar and efficient means of communication . . . the personal conversation.

     Our branded services, myTalk(TM) and Portico(TM), demonstrate the powerful attraction of our socially engineered voice user interface. Launched in June 1999, myTalk is a sponsored service that allows people to access email over the phone, reply to email messages using their own spoken words and make calls anywhere in the U.S. Portico, our original voice-enabled virtual assistant service, is a subscription-based service that offers such features as call management, and telephone or Web access to voice mail, email, address book and calendar as well as company news and stock quotes.

     In June 1999, Excite@Home launched the Excite Voicemail service, a free advertising-supported service that allows Excite users to receive voicemail and faxes in their Excite email accounts. Excite Voicemail employs our communications platform and voice user interface technologies to guide callers in leaving voicemail messages and faxes for registered Excite members. In November 1999, we entered into a licensing and technology agreement with General Motors Corporation through its OnStar division. OnStar has selected the magicTalk communications platform and custom voice user interface for its OnStar Virtual Advisor that will provide hands-free voice-activated access to Web-based information services in vehicles.

     General Magic, Inc. was incorporated in California in May 1990 and reorganized as a Delaware corporation in February 1995. We are a development stage enterprise. This report on Form 10-K contains the trademarks of General Magic and those of other companies.

STRATEGY

     Our strategic objective is to establish General Magic as the leading voice application service provider for businesses with high volume customer interactions. Our strategic plan for 2000 includes the following elements:

     Leverage our technology leadership to develop customers in our primary market. General Magic has established a leadership position as a voice application service provider both by developing enabling technology and through our extensive experience in deploying that technology in a commercial production environment serving millions of users. The OnStar division of General Motors has selected our magicTalk communications platform for its OnStar Virtual Advisor. We believe that our voice solutions will also benefit other companies that have high volumes of customer contacts through call centers, or that are seeking to establish automated customer interaction centers as a compliment to their Internet-based businesses. For example, the strong domestic economy and labor shortage have made it increasingly difficult and costly for companies to staff their call centers with sufficient numbers of trained workers. Likewise, e-commerce firms are facing a potentially costly dilemma of providing telephony-based customer service for their fast-growing customer base. In both situations, our voice solutions, enhanced by a personality-rich voice user interface, can help to increase customer satisfaction and retention, while reducing operational costs, by increasing the availability and efficiency of customer contact at a much lower cost.

     Provide private-labeled, value added voice services. We will seek to capitalize on our experience in the virtual assistant and unified messaging markets by offering private-label valued-added services to telecommunications carriers, mobile device manufacturers and other companies seeking voice-enabled communications solutions. Increasingly, firms are seeking to integrate these voice-enabled communication services into their existing offerings. In particular, telecommunications carriers and device manufacturers typically have large existing mobile professional customer bases and substantial marketing, sales and other resources to devote to the promotion of their own services.

     Capitalize on consumer demand for "Anywhere Anytime" access to Web content and eCommerce transactions. Mobile access to Web content and Web transactions is an emerging growth opportunity. Consumers may find that voice access provides an easy way to keep in touch with their favorite Web content, or to conduct eCommerce transactions while away from home. Given the relative ubiquity of the telephone, voice access can complement the use of wireless data access devices, and provide a means to access the Web when it is otherwise inconvenient or perhaps even unsafe to do so. We plan to work with major content and eCommerce partners or aggregators to create unique voice gateways to their services, and over time to introduce increased revenue opportunities to our existing customers by identifying and adding selected Web content and eCommerce services to their voice solutions.

     Form strategic alliances to voice-enable solutions currently serving the high volume customer interaction market. We hope to work closely with third party technology providers already established in the market to add voice access to their existing customer relationship management, call center and eCommerce technologies. We believe this will allow us to accelerate our presence in the market, and capture first-mover advantages, while minimizing development and marketing costs.

     Enhance the capabilities of our professional services organization. We believe that our voice solutions will deliver the greatest value to our customers with the assistance of a high-quality professional services organization. Our professional services staff will be available to assist customers in identifying, designing and developing the optimal voice solution for their environments. We intend to continue to enhance our professional service capabilities to support our customers in the planning, design, development and deployment of our voice solutions.

     Continue to invest in the improvement and extension of the magicTalk communications platform.
Our ability to offer competitive services to our target market requires the ongoing enhancement of our magicTalk communications platform. To maintain and extend our technology leadership, we will continue to improve and differentiate our communications platform, integrate other communications technologies and make the process for creating customized personality-rich voice user interfaces more efficient and scaleable.

     Leverage our experience in hosting rapidly growing, large-scale voice solutions. Our Sunnyvale, California network operations center has been in commercial operation since July 1998, and currently hosts voice applications serving over two million users. In order to maintain a competitive advantage, we plan to continue to develop the infrastructure, technology and processes deployed in our network operations center, both to enhance its performance and reliability, and to reduce its cost.

     Extend our voice application and solution offerings. Our goal is to create replicable applications, such as unified messaging, news and stock quote applications that will enable us to rapidly deploy private-label voice solutions. In addition, we will continue to develop agent technologies designed, for example, to notify users (via email, fax, pager, SMS or WAP) of events important to them. We expect to extend our notification technologies to allow end users to interact with the voice agent based on business logic defined by our customers that may allow the end user, for example, to initiate a transaction. We will also continue to develop the capability to deliver interrogative dialogues over voice-driven services deployed by our customers, which among other things can facilitate customer satisfaction surveys, customer profiling and other strategic marketing programs.

     Internationalize and localize our magicTalk communications platform. Our magicTalk communications platform can be internationalized for use outside of the United States, and our voice user interface can be localized for languages other than English and socially engineered for cultures other than the U.S. culture. We intend to work with development partners in Europe and Asia to bring culturally acceptable, local language voice solutions to market in these regions. In addition, our business development team will pursue partners prepared to offer private-label valued-added services in these regions.

     Generate revenue from and reduce the cost of the myTalk service. We have been successful in driving viral marketing, partner co-branding, and affiliate marketing programs to attract hundreds of thousands of members to our myTalk service. The rapid growth of myTalk registered user base is a strong indicator of the vitality of the user experience provided by our socially engineered, personality-rich voice user interface. We believe our experience in managing the rapid growth of this service also provides us a competitive advantage in hosting voice solutions for our target markets. We are seeking a means to derive revenue from the growing myTalk registered user base, and to reduce the cost of the service. However, our revenues are inadequate to support the cost of this service, and we cannot guarantee that we will be able to provide this service at a loss indefinitely.

     Although we have made significant progress in 1999 in our strategy to develop and market voice application services and products, we are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; achieve market acceptance for our voice application services and products; establish and maintain relationships with businesses with high volume customer interactions, establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our services to permit us to operate profitably; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

PRODUCTS & SERVICES

     Our business model is currently predicated on three primary sources of revenue: fees for our professional services; license fees and royalties for use of our technologies, principally for use of our magicTalk communications platform and voice user interface technologies; and fees for our hosting services.

  PROFESSIONAL SERVICES

     Our professional service organization provides comprehensive consulting and turnkey services to our customers in the deployment of end-to-end voice solutions. We provide a full range of professional services, including: voice application design and development; system integration; and deployment. Custom voice application design and development may include the design of new dialogs, the development of new supporting grammars and prompts, and identification, development, scripting and production of a voice personality unique to our customer. Technical consulting services are also available to assist those customers who opt to host their own service.

  MAGICTALK COMMUNICATIONS PLATFORM

     Our magicTalk communications platform provides a fully distributed environment for the rapid development and deployment of end-to-end voice solutions. It is designed to permit customers their choice of speech recognition and text-to-speech technologies as well as telephony interfaces, including voice over VoIP. Our platform is built on software servers that run on industry-standard hardware. It also employs a standards-based applications infrastructure to permit rapid integration with existing Web-based or hosted services, and allows accessibility to our voice solutions over a wide range of mobile and desktop devices that employ a variety of wire line and wireless technologies. Lastly, our magicTalk communications platform facilitates the creation of personality-rich voice user interfaces implemented using Internet programming models and open, standards-based scripting languages, including VoiceXML.

  HOSTING SERVICES

     Our network operations center has been in commercial operation since July 1998. The center features a high-availability architecture designed to remain in service around the clock. Currently, we provide service to over 2 million users in our state-of-the-art network operations center, and can scale to meet additional demand. Hosting services enable our customers to implement a voice solution with minimal up-front investment and reduced recurring operating expenses. However, customers may elect to transition the responsibility for hosting all or part of a voice solution to another provider, which could adversely affect our revenue for a given period or periods.

  GENERAL MAGIC BRANDED SERVICES

     myTalk. Launched in June 1999, myTalk is a sponsored personal, interactive voice portal that is accessible through an Internet browser or over the telephone and allows customers to access personalized content, communicate via voicemail or email, and make phone calls. The myTalk service is targeted at young people from 13 to 24 years of age. myTalk has grown rapidly since its inception and boasts strong user activity and loyalty as well as attractive member demographics.

     Portico. The first of the Company's branded services, Portico is a subscription-based personal virtual assistant for today's mobile professionals that allows them to access and manage their key information, including email, voice mail, news and stock quotes. The service is accessible through an Internet browser or over the telephone.

COMPETITION

     Competition in the market for voice applications and services industry is intense. We believe that our voice solutions face competition from three principal classes of competitors:

     - Well-established telecommunications service, platform and equipment vendors with experience in providing voice-based solutions to their customers;

     - Software component vendors, such as providers of speech recognition software, seeking to provide more comprehensive voice solutions; and

     - Emerging companies seeking to enter our target market with both point and comprehensive solutions.

     We believe that the principal competitive factors affecting our market include the breadth, depth, quality and value of our voice solutions; the scalability, operability, reliability and extensibility of our magicTalk communications platform; the ability to reliably and cost-effectively host voice solutions; the speed with which we are able to bring voice solutions to market; and the creation of a base of referenceable customers. Although we believe that our capabilities currently compare favorably with respect to these factors, particularly given our experience in developing, deploying and operating large-scale voice solutions, our market is relatively new and evolving rapidly.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development throughout our existence. We believe that our future performance depends on our ability to continue to develop and enhance the magicTalk communications platform and voice user interface technologies as well as associated technologies and products.

     Our total expenses for research and development for the years ended December 31, 1999, 1998, and 1997 were $12.1 million, $16.0 million, and $21.0 million, respectively. Our research and development expenditures declined in 1999 as we focused our efforts principally on myTalk and on the magicTalk communications platform. We expect to continue to invest substantial funds in research and development activities.

SALES AND MARKETING

     We plan to sell our voice applications and services both directly through our business development and professional services organizations, and through alliances with third parties who will provide their new and existing customers the option to add voice access to their current high volume customer contact solutions. During 2000, we will expand both our business development and professional services organizations to meet these objectives. We will continue to promote General Magic as a leading voice application service provider through our ongoing public relations program, exhibits and presentations at trade shows and conferences, product brochures and other marketing programs.

PROPRIETARY RIGHTS AND LICENSES

     Our success will depend in part on our ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. In February 1997 and in January 2000, the United States Patent and Trademark Office ("PTO") issued to us pioneering patents with respect to our agent technology. In addition, the PTO has issued to us twelve patents in the last three years, ten regarding various features of the communications hardware and software platform upon which our Internet appliance is based, one regarding telephonic access to and navigation of the Internet, and one concerning architectural independent program implementations. We have a total of eight patent applications pending with the PTO, one of which has been allowed but not yet granted. Four of these applications relate to our voice user interface technology or to telephonic access to and navigation of the Internet, one of them relates to our agent technology, and the balance relate to certain features or components of our communications hardware and software platform and other technologies. In addition, we have selected counterpart patent applications pending in foreign jurisdictions. We cannot guarantee that our pending patent applications will result in the issuance of patents.

     Our patents may not provide competitive advantages to us. In addition, our patents may be challenged, invalidated or circumvented, and we cannot guarantee that the patent laws will provide effective legal or injunctive remedies to stop any infringement of our patents. Also, our competitors may independently develop or patent technologies that are equivalent to or superior to our technologies.

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

     From time to time, we have received communications from third parties claiming that features or content of certain of our products, services and/or technologies may infringe their intellectual property rights. It is our practice to review all such claims and determine if a license is appropriate. To date, no such claim has resulted in litigation against us. However, a third party may commence litigation against us in the future. If a third party were to commence litigation against us, it is likely to claim damages and/or seek to enjoin commercial activities relating to our technology, services or products. Such litigation could be costly and a diversion of management's attention, whether or not the suit is ultimately successful. The costs of such litigation may divert resources from the continued development, maintenance and support of our technology, services or products. In addition, if the suit is successful, we could lose our proprietary rights and may be required to significantly modify or even discontinue sales or licensing of our technology, services or products. In addition, we may be required to pay significant damages.

EMPLOYEES

     As of December 31, 1999, we had 113 full-time employees, 46 primarily engaged in engineering, 15 in network operations and customer support, and 52 in sales, general and administrative. In addition, from time to time, we retain independent contractors and temporary employees to support our business. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

RISK FACTORS

     In this section we summarize certain risks regarding our business and industry. Readers should carefully consider the following risk factors in conjunction with the other information included and incorporated by reference in this report on Form 10-K before purchasing shares of our stock.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

     Since our inception, we have incurred significant losses, including a loss of $38.9 million for the year ended December 31, 1998, and a loss of $47.6 million for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $270.7 million. We expect to have net losses and negative cash flow for at least the next eighteen months. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application services and products and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis. If we fail to achieve and maintain profitability, the price of our stock may decline, perhaps substantially.

OUR LIMITED FUNDING MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN.

     Our business model requires us to devote significant financial resources to the development, enhancement and maintenance of magicTalk, our platform for delivery of voice application services and products. If we are not able to successfully manage our existing resources or to secure additional financing in a timely manner, our ability to generate sufficient revenues may be restricted and our business curtailed.

     Effective July 30, 1999, we entered into a common stock investment agreement with an institutional investor providing for an equity line of credit. The common stock investment agreement permits us to require the investor to purchase from time to time an aggregate of up to $20,000,000 of our common stock in increments of up to $5,000,000. In addition, the investor has the right to purchase in its sole discretion up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. On March 10, 2000, we agreed to amend the common stock investment agreement to provide the institutional investor with the option to purchase additional shares of our common stock equal to up to 100% of the amount specified in our put notice to the investor. The aggregate amount of the equity line, however, was not increased by this amendment. There are numerous conditions on our right to draw down under the equity line, including that the closing bid price of the common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that the common stock is listed on The American Stock Exchange ("AMEX"), The New York Stock Exchange ("NYSE"), The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth ( 1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999. It is uncertain that we will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of our common stock as well as the investor's percentage ownership of General Magic.

     As of March 20, 2000, our capital stock consisted of 100,000,000 shares of common stock, 50,338,415 of which were issued and outstanding and 31,286,196 of which were issuable and reserved for issuance pursuant to securities convertible into or exercisable for shares of our common stock. An additional 9,803,784 shares were reserved pursuant to provisions of agreements governing issuance of our Series D, Series F and Series G preferred stock and those governing warrants issued in connection with the Series B, Series C, Series D and Series G preferred stock transactions that require us to reserve a multiple of the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. If, at the time we elect to draw down under our equity line, we do not have a sufficient number of authorized but unissued and unreserved shares of common stock available for issuance under the equity line, we may be required to seek stockholder approval of an increase in the authorized capital stock of General Magic. There can be no assurance that we will obtain stockholder approval of an increase in our authorized capital stock, or that such approval will be timely.

     To support our operations beyond the year 2000, we may be required to raise additional public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to General Magic or its stockholders. The unavailability or timing of revenues and financing may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements, and our common stock could be delisted from that market. See
"-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

THE MARKET FOR OUR VOICE APPLICATION SERVICES AND PRODUCTS MAY NOT DEVELOP, WHICH WOULD SUBSTANTIALLY IMPEDE OUR ABILITY TO GENERATE REVENUES.

     Our future financial performance depends on growth in demand for voice application services and products. If the market for voice application services and products does not develop or if we are unable to capture a significant portion of that market, either directly or through our partners, our revenues and our results of operations will be adversely affected.

     The market for voice application services and products is relatively new and still evolving. Currently, there are a limited number of products and services in this industry. The adoption of voice application services and products could be hindered by the perceived cost, quality and reliability of this new technology, as well as the reluctance of businesses that have invested substantial resources in existing systems, such as touch-tone-based systems, to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established companies, about the uses and benefits of voice-driven applications in general and our products in particular. If these efforts fail, or if our voice application services and products do not achieve commercial acceptance, our business would be harmed.

     The continued development of the market for our voice application services and products will depend upon the:

     - widespread adoption of voice-driven applications by businesses for use in conducting transactions and managing relationships with their customers;

     - consumer acceptance of such applications; and

     - continuing improvements in hardware and software technology that may reduce the cost and improve the performance of voice solutions.

WE MUST ESTABLISH AND MAINTAIN RELATIONSHIPS WITH CUSTOMERS AND PARTNERS TO GENERATE REVENUES.

     Our business model for voice application services and products depends on generation of revenue from licensing of our magicTalk communications platform and from voice application development, support and hosting services. Our success in generating these revenues depends on our ability to establish and maintain relationships with organizations that engage in high-volume customer interactions, such as telecommunications providers and customer interaction centers, and with partners that currently provide customer relationship management solutions to these businesses. Competition for relationships with companies such as these is extremely intense.

WE ARE DEPENDENT ON A FEW CUSTOMERS AND EXPECT TO DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM A SINGLE CUSTOMER.

     We have entered into commercial arrangements with Qwest Communications Corporation, Intuit(R) Inc., Exite@Home and the OnStar division of General Motors Corporation. Qwest and Intuit have placed their projects on hold. We plan to advance our relationships with Excite and OnStar, and in 2000, we expect to derive a significant portion of our revenue from OnStar. However, we cannot guarantee that we will be able to maintain these relationships or establish others. It is also uncertain whether the voice applications contemplated by our current or future partners will be commercially launched, or if launched, that they will result in significant revenue to General Magic.

OUR VOICE APPLICATION SERVICES AND PRODUCTS CAN HAVE LONG SALES AND IMPLEMENTATION CYCLES AND, AS A RESULT, OUR QUARTERLY OPERATING RESULTS AND OUR STOCK PRICE MAY FLUCTUATE.

     Purchase of our voice application services and products requires a significant expenditure by a customer. Accordingly, the decision to purchase our services and products typically requires significant pre-purchase evaluation. We may spend many months educating and providing information to prospective customers regarding the use and benefits of our voice application services and products. During this evaluation period, we may expend substantial sales, marketing and management resources.

     After purchase, it may take substantial time and resources to implement our solution and to integrate it with our customer's existing systems. If we are performing significant professional services in connection with the implementation, we do not recognize software revenue until after system acceptance or deployment. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize services revenue until these conditions are met. We have in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles may make it difficult to predict the quarter in which revenue recognition may occur and may cause revenue and operating results to vary significantly from period to period. These factors could cause our stock price to be volatile or to decline.

LOSS OF OR DELAYS IN ACQUIRING A KEY CUSTOMER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS.

     We expect that for at least the next twelve months, a limited number of customers will account for a substantial portion of our revenue during any given period. As a result, if we do not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, our revenue could be adversely affected.

OUR INABILITY TO GENERATE SUFFICIENT REVENUES FROM ADVERTISING SALES, TRANSACTIONS AND OTHER FEE-BASED SERVICES WOULD HARM OUR BUSINESS.

     The business model for our myTalk service, as well as for certain voice applications licensed to partners such as Excite@Home, depends on generating revenues from banner and audio advertising sales and from incorporation of transaction and other fee-based services to offset the costs of providing a free service. These revenues are not sufficient to offset the costs to General Magic of providing these services. In order to generate revenues, we and our partners must attract a large number of banner and audio advertisers and advertising sponsors on an ongoing basis. In addition, over time, a sufficient number of users must utilize transaction and other fee-based services. If we or our partners are not able to attract or retain a sufficient number of advertisers and sponsors or a sufficient number of users of transaction and other fee-based services, we may not be able to generate the revenues necessary to operate.

     To attract advertisers and sponsors, we and our partners will need to attract a large number of users to our services. To do so, we must increase awareness of the myTalk and General Magic brands and continually enhance and improve the features and quality of our branded services. If our partners or we cannot attract a sufficient number of users, we will not be able to attract a sufficient number of advertisers and sponsors to generate revenues.

     In addition, the market for Internet audio and banner advertising may not develop. It is uncertain whether companies that have historically relied on traditional channels to advertise or sell their products and services will adopt audio and banner advertising. Potential advertisers may have negative perceptions of the Internet as an effective means of advertising or selling their products or services. If the market for audio and banner advertising does not develop, our business would be harmed.

IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OR TO RETAIN KEY TECHNICAL, PROFESSIONAL SERVICE, SALES, MARKETING AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED.

     We intend to hire additional personnel, including engineers, professional service, sales, marketing and operational personnel to support our business. Competition for these individuals is keen, especially in the San Francisco Bay Area. We may not be able to attract, assimilate or retain additional highly qualified personnel. In addition, we rely upon the continued performance and services of our existing employees, including key managerial, technical and operational personnel. Our failure to attract, integrate, motivate and retain additional employees or to motivate and retain existing employees could harm our business.

INTENSE COMPETITION IN THE MARKET FOR VOICE APPLICATION SERVICES AND PRODUCTS COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

     The market for voice application services and products is intensely competitive. A number of companies have developed, or are expected to develop, voice applications and/or platform technologies that compete with ours. Competition in the voice application and platform technologies markets include personal assistant developers such as CallSciences and Lucent, voice browser developers such as Nuance, Motorola, Speechworks and Vocalis, and providers of value-added services such as AccessLine, BriteVoice, Comverse, IntelliVoice, Webley and Wildfire. Wireless communications infrastructure companies, such as Ericsson or Phone.com, may extend their offerings to provide the capabilities of the myTalk communications platform, as may software developers such as Microsoft and Oracle, or telecommunications companies such as AT&T and Sprint. In addition, TellMe, in the voice portal category, and CollegeClub.com, EchoBuzz, eVoice, OneBox, ShoutMail, ThinkLink and Ureach, in the personal messaging category, are among the competitors of our General Magic branded services, myTalk and Portico. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

TECHNOLOGY CHANGES RAPIDLY IN OUR MARKET, AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE NEEDS OF OUR CUSTOMERS.

     The market for voice application services and products is characterized by rapid technological change, changing customer needs, increasingly frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render our voice application services and products obsolete and unmarketable.

     Our success will depend upon our ability to timely develop and introduce new voice application services and products, as well as enhancements to our existing services and products, to keep pace with technological developments and emerging industry standards and address the changing needs of customers, partners, users, sponsors, and advertisers. We may not be successful in developing and marketing new services or products that respond to technological changes or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new services or products. In addition, our new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance.

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT, WHICH COULD ADVERSELY AFFECT OUR REVENUES OR RESULTS OF OPERATIONS.

     Any delays in product development or market launch could adversely affect our revenues or results of operations. To be successful, we must continue to develop and enhance technologies to enable us to offer voice application services and other products deployed on our magicTalk communications platform, and to provide our General Magic branded services. Software product development schedules are difficult to predict because they involve creativity and may require implementation of original, untried solutions or the use of new development tools. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved services or products or the delivery of new versions of our services or products.

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

     We have incorporated technology developed by third parties in the myTalk and Portico services and certain of the voice application services and products to be offered to our customers, including the following:

     - email servers which process both emails and voicemails;

     - calendar and contact software;

     - voice recognition software;

     - text-to-speech software;

     - the billing system; and

     - network operations center servers, routers and other equipment.

     We will continue to incorporate third-party technologies in future voice application services and products. We have limited control over whether or when these third-party technologies will be enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to timely develop, license or support technology necessary to our services or products, market acceptance of our services or products could be adversely affected. Moreover, if these third-party technologies fail or otherwise prove to be not viable, it may have a significant impact on our ability to provide our services and/or to generate revenues. In addition, we rely and will continue to rely on services supplied by third parties such as telecommunications, Internet access and power for services hosted in our network operations center. If these third-party services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

     As of March 20, 2000, we have 50,000 shares of Series A preferred stock, 399 shares of Series D preferred stock, 350 shares of Series E preferred stock, 650 shares of Series F preferred stock and 1,500 shares of Series G preferred stock outstanding, all of which are convertible into common stock. In addition, we have a warrant to purchase up to an additional 500 shares of Series G preferred stock and warrants to purchase an aggregate, as of March 20, 2000, of 912,522 shares of common stock outstanding. We also have an equity line of credit arrangement under which we could issue up to $25,750,000 in common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, or drawdowns under the equity line of credit arrangement. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock, upon exercise of the warrants issued in connection with the Series B, Series C, Series D and Series G preferred stock transactions, and pursuant to the equity line of credit arrangement depends in part on future prices of our common stock on The Nasdaq National Market. The number of shares of common stock issued pursuant to the equity line of credit arrangement depends on the prices of common stock on The Nasdaq National Market shortly before the date of issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock, exercise of the warrants issued in connection with the Series B, Series C, Series D and Series G preferred stock, and drawdowns under the equity line of credit will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the stock price of our common stock to decrease further. A decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. Our board of directors may authorize issuance of up to 429,301 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

WE MAY BE REQUIRED TO REDEEM THE OUTSTANDING SERIES D PREFERRED STOCK AND SERIES F PREFERRED STOCK, WHICH COULD SIGNIFICANTLY DEPLETE OUR CASH RESERVES AND MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     The holders of the Series D preferred stock and the Series F preferred have redemption rights if we fail to meet the requirements of the documents governing each. As of March 20, 2000, 399 shares of Series D preferred stock and 650 shares of the Series F preferred stock were outstanding. The redemption value of these shares could total as much as approximately $14.3 million. If we were required to redeem these shares, such payments would deplete our cash reserves, which could materially and adversely affect our financial condition. In addition, such a decrease in our cash reserves could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS.

     We are subject to the continued listing requirements of The Nasdaq National Market. In the event that we are not able to maintain continued compliance with The Nasdaq National Market's "net tangible assets" requirement or any other of its listing requirements, we would be subject to a delisting process. In the event that we are delisted, we will seek to list our common stock on other markets such as The Nasdaq Small Cap Market and The American Stock Exchange, Inc. We cannot guarantee that we will be able to meet the listing requirements of these or any other markets. In the event that we are delisted from The Nasdaq National Market or are not able to list on any other market, the ability to sell shares of our common stock will be adversely affected.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE POSITION.

     Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

     We hold fourteen patents issued by the United States Patent and Trademark Office ("PTO"). We have eight patent applications pending before the PTO, as well as selected counterpart patent applications pending in foreign jurisdictions. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products or services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we expect to license our products internationally, and the laws of some foreign countries would not protect our proprietary rights to the same extent as do the laws of the United States.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND REQUIRE US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS.

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing proprietary rights of others, third parties may assert claims against us from time to time alleging infringement, misappropriation or other violations of proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease the use and sale of allegedly infringing products and services, incur significant litigation costs and expenses, and develop or acquire non-infringing technology or obtain licenses to the alleged infringing technology. We may not be able to develop or acquire alternative technologies or obtain such licenses on commercially reasonable terms.

SECURITY PROBLEMS IN OUR VOICE APPLICATION SERVICES OR PRODUCTS WOULD LIKELY RESULT IN SIGNIFICANT LIABILITY AND REDUCED REVENUES.

     Security vulnerabilities and weaknesses may be discovered in our voice application services or products, in the licensed technology incorporated in our voice application services or products, in our network operations center hosting environment, or in the media by which end users access our voice application services or products, including General Magic branded services. Any such security problems may require us to expend significant capital and other resources to alleviate the problems. In addition, these problems could result in the loss or misuse of personal information, including credit card numbers, and may limit the number of customers or subscribers for our voice application services or products, including the number of subscribers to our myTalk service. A decrease in the number of customers could lead to decreased revenues as could a decrease in the number of subscribers to our myTalk service. These problems may also cause interruptions or delays in the development of enhancements to our voice application services and products and may result in lawsuits against us.

     We will continue to incorporate security technologies in our voice application services and products. However, such technologies may not be adequate to prevent break-ins. In addition, weaknesses in the media by which users access our voice application services and products, including the Internet, land-line telephones, cellular phones and other wireless devices, may compromise the security of the electronic information accessed. We intend to continue to limit our liability to end users and to our customers and partners, including liability arising from failure of the security technologies incorporated into our services and products, through contractual provisions. However, we may not successfully negotiate such limitations with all our customers and partners, nor may such limitations eliminate liability. We do not currently have liability insurance to protect against risks associated with forced break-ins or disruptions.

ANY SOFTWARE DEFECTS IN OUR PRODUCTS COULD HARM OUR BUSINESS AND RESULT IN LITIGATION.

     Complex software products such as ours may contain errors, defects and bugs. With the planned release of any product, we may discover these errors, defects and bugs, and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors or bugs may be technologically unfeasible. Delivery of products with undetected production defects or reliability, quality or compatibility problems could damage our reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers. We could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against us. Although our contracts typically contain provisions designed to limit our exposure to liability claims, a claim brought against us, even if unsuccessful, could be time-consuming, divert management's attention, result in costly litigation and harm our reputation. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of the limitation of liability, disclaimer of warranty or other protective provisions contained in our contracts.

A CLAIM FOR DAMAGES COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We may be subject to claims for damages related to system errors and other defects in the services we host for our customers or in our General Magic branded services. Agreements with end users of these services typically contain provisions designed to limit exposure to potential product liability claims. However, these provisions may not be sufficient to protect us from liability. Moreover, a claim brought against us, even if unsuccessful, could be time-consuming, divert management's attention, result in costly litigation and harm our reputation. We currently have liability insurance to protect against certain risks associated with system errors and other defects in our services. However, we cannot guarantee that such insurance will be sufficient.

WE DEPEND ON THE INTEGRITY AND RELIABILITY OF OUR SOFTWARE, COMPUTER HARDWARE SYSTEMS AND NETWORK INFRASTRUCTURE, AND ANY INADEQUACIES MAY RESULT IN SUBSTANTIAL INTERRUPTIONS TO OUR SERVICE.

     Our ability to host services for our customers as well as our own General Magic branded services depends on the integrity of our software, computer hardware systems and network infrastructure, and the reliability of software and services supplied by our vendors, including providers of telecommunications and electric power. We have encountered, and may encounter in the future, errors in our software or our system design, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies may result in substantial interruptions to our services or those we host for our customers. Our errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are timely corrected, if at all.

OUR NETWORK OPERATIONS CENTER MAY NOT BE ABLE TO ACCOMMODATE SIGNIFICANT INCREASES IN DEMAND, WHICH MAY RESULT IN A DECREASE IN REVENUES AND A DECLINE IN OUR STOCK PRICE.

     Since the launch of our myTalk service and the Excite Voicemail service, we have also experienced interruptions or slow-downs in service due to increases in the number of users served by our network operations center. In the event that we experience sudden unplanned increases in the number of users of the services hosted in our network operations center, our network operations center may not be capable of meeting the resulting increase in demand.

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

     The market price of our common stock has been extremely volatile. From January 1, 1999 to December 31, 1999, the closing price of our common stock has varied significantly from a high of $7.9375 to a low of $1.3125 per share.

     Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our services or products, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

DELAWARE LAW AND CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS MAY INHIBIT A CHANGE OF CONTROL OF GENERAL MAGIC.

     Delaware law and provisions of our charter documents may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, General Magic. We are subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay a merger, tender offer or proxy contest or make such a transaction more difficult. In addition, provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or in management, or may limit the price that certain investors may be willing to pay in the future for shares of our common stock. These provisions include:

     - authority to issue "blank check" preferred stock, which is preferred stock that can be issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

     - prohibition on stockholder action by written consent;

     - requirement that a two-thirds vote of the stockholders is required to amend the bylaws; and

     - advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

     Furthermore, the Series D preferred stock and the Series F preferred stock provide holders rights to redemption of their Series D preferred stock or Series F preferred stock, as the case may be, or penalty payments upon a change in control. In addition, the documents governing the Series D preferred stock and Series F preferred stock prohibit changes of control unless the surviving entity assumes all of our obligations under the Series D preferred stock or Series F preferred stock, as the case may be, and is a publicly traded corporation traded on The Nasdaq National Market, NYSE or AMEX. All of these rights could make an acquisition even more difficult.

OUR FACILITY IS LOCATED NEAR KNOWN EARTHQUAKE FAULTS, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER NATURAL DISASTER COULD CAUSE SIGNIFICANT DAMAGE TO OUR FACILITY THAT MAY REQUIRE US TO CEASE OR CURTAIL OPERATIONS.

     Our facility is located in the San Francisco Bay Area near known earthquake faults and is vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We do not have redundant, multiple site capacity, and so are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. Any damage to our facility could lead to interruptions in the services hosted in our network operations center and loss of subscriber information, and could substantially if not totally impair our ability to operate our business. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 20, 2000, the executive officers of General Magic, who are elected by and serve at the discretion of our Board of Directors, were as follows:

                NAME                      POSITION WITH THE COMPANY        AGE    EMPLOYED SINCE
                ----                  ---------------------------------    ---    --------------
Steven Markman, Ph.D................  Chairman, Chief Executive Officer    54     September 1996
                                      And President
Mary E. Doyle.......................  Senior Vice President of Business    47     July 1996
                                      Affairs, General Counsel and
                                      Secretary
Linda A. Hayes......................  Senior Vice President of             58     September 1997
                                      Marketing
Rose M. Marcario....................  Senior Vice President and Chief      35     October 1999
                                      Financial Officer
Elena M. Morera.....................  Vice President of Human Resources    48     July 1996

     STEVEN MARKMAN joined General Magic in September 1996 as Chairman, Chief Executive Officer and President. Prior to joining General Magic, Dr. Markman served Novell, Inc. as executive vice president and general manager of the Products Group from January 1996 to September 1996, and as the executive vice president and general manager of the Information Access and Management Group from August 1994 until January 1996. Dr. Markman holds a B.S. and a M.S. in Electrical Engineering and Electrophysics, respectively, from the Polytechnic Institute of Brooklyn. He also received a Ph.D. in Electrophysics from the Polytechnic Institute of New York.

     MARY E. DOYLE joined General Magic in July 1996 as General Counsel and Secretary and served as our Vice President of Business Affairs from January 1997 until September 1998, when she was named Senior Vice President of Business Affairs. Before joining General Magic, Ms. Doyle served Teledyne, Inc. from July 1984 to July 1996, where she last served as general counsel of the Aerospace and Electronics segment. Ms. Doyle received an A.B. in Biology and Economics from the University of California, Santa Cruz, and a J.D. from the University of California, Berkeley.

     LINDA A. HAYES joined General Magic in September 1997 as Vice President of Marketing, and was appointed our Senior Vice President of Marketing in September 1998. Ms. Hayes was Vice President of marketing for Pretty Good Privacy, Inc. ("PGP") from August 1996 to September 1997. Prior to joining PGP, she served as Vice President of Marketing at Novell, Inc. from September 1995 to August 1996. Ms. Hayes was Vice President of Marketing Communications Worldwide for Zenith Data Systems from January 1993 to September 1995. Ms. Hayes holds an A.B. in English from Kansas State University, and has completed the Corporate Communications Program at Northwestern University's Kellogg Graduate School.

     ROSE M. MARCARIO joined General Magic in October 1999 as our Senior Vice President and Chief Financial Officer. Before joining us, Ms. Marcario served as Vice President of Global Financial Services for International Rectifier Corporation from July 1993 to October 1999. Ms. Marcario holds a B.S. in Finance from New York University and earned her M.B.A. in International Finance from the University of California, Los Angeles. Ms. Marcario is a Certified Public Accountant in the State of New York.

     ELENA M. MORERA joined General Magic in July 1996 as our Vice President of Human Resources. Before joining General Magic, Ms. Morera served as Vice President of Human Resources for Scantron Corporation from July 1992 to July 1996. Ms. Morera holds a B.S. in Education from Florida International University, and earned her M.A. in Management from the Claremont Graduate School.

ITEM 2. PROPERTIES

     Our operations are located in a single building in Sunnyvale, California. This facility consists of three floors, each comprising approximately 39,000 square feet. We occupy two of the three floors under a lease that expires in June 2002. We have also leased a second facility in Sunnyvale consisting of 20,000 square feet under a lease that expires in April 2003, but have subleased the facility under subleases expiring in February 2001 and March 2003. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company effected an initial public offering ("IPO") on February 9, 1995, with its Common Stock traded on the Nasdaq National Market under the symbol "GMGC." As of December 31, 1999, there were 727 stockholders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders of record. The following table sets forth, for the quarters indicated, the high and low bid price per share of the Company's Common Stock for the last two fiscal years as reported on the Nasdaq National Market:

                                                               PRICE RANGE
                                                              --------------
                                                              HIGH      LOW
                                                              -----    -----
CALENDAR 1999:
First Quarter...............................................  $7.94    $2.81
Second Quarter..............................................   6.25     2.84
Third Quarter...............................................   4.06     1.69
Fourth Quarter..............................................   4.75     1.31
CALENDAR 1998:
First Quarter...............................................  $6.66    $1.25
Second Quarter..............................................  15.44     3.75
Third Quarter...............................................  13.75     4.50
Fourth Quarter..............................................   7.88     4.50

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

                                                                                                            PERIOD FROM
                                                                                                              5/1/90
                                                                                                            (INCEPTION)
                                                                       YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                                                                                TO
                                                  1999        1998        1997        1996        1995       12/31/99
                                                --------    --------    --------    --------    --------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Total revenue.................................  $  2,484    $  2,286    $  3,456    $  5,917    $ 14,165     $  30,808
Network operations............................     7,387       3,405          --          --          --        10,792
Research and development......................    12,071      16,022      21,015      28,089      19,297       132,128
Selling, general and administrative...........    22,976      20,642       9,360      18,883      18,092       102,557
Depreciation and amortization.................     4,902       3,044       2,849       2,882       2,094        18,591
Write-off of acquired technology and
  in-process research and development.........        --       2,827          --       1,542          --         4,369
Compensation expense associated with DSI
  divestiture.................................       453       1,634          --          --          --         2,087
Restructuring.................................        --          --          --       3,170          --         3,170
Loss from operations..........................   (45,500)    (45,651)    (30,696)    (48,527)    (25,337)     (249,245)
Net loss......................................   (47,575)    (38,908)    (28,384)    (45,634)    (20,619)     (234,200)
Loss applicable to common stockholders........   (61,153)    (61,783)    (28,384)    (45,634)    (20,619)     (270,654)
Basic and diluted loss per share..............     (1.56)      (2.09)      (1.06)      (1.74)      (0.84)
BALANCE SHEET DATA:
Total assets..................................    41,705      47,298      36,297      75,936     115,866
Deferred revenue, noncurrent..................        --       2,000       4,186       8,200      15,760
Long-term debt................................        --       3,778       3,199          --          --
Other long-term liabilities...................     2,692         683       2,446       1,369       2,702
Redeemable convertible preferred stock........    10,274      28,235          --          --          --
        Total stockholders' (deficit)
          equity..............................    12,046      (1,113)     17,298      45,462      89,092

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 1 and elsewhere in this report on Form 10-K, that could cause actual results to differ materially from historical results or those anticipated. In this report, words such as "anticipates," "believes," "expects," "future," "intends," "plans," "potential," "may," "could" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     General Magic, Inc. is a voice application service provider that enables businesses to give their customers voice access to information and services, whether provided through customer interaction centers, over telecommunications networks or through the Internet. We develop and deploy our voice applications on our magicTalk(TM) communications platform and offer hosting services for those applications in our state-of-the-art network operations center.

     Our principal target market is businesses with high volume customer interactions, such as telecommunication service, customer relationship management and e-commerce providers. We have also developed General Magic branded services that demonstrate the attributes of our communications platform and voice user interface technologies, and that have permitted us to evolve the capabilities of the platform to meet the requirements of large scale applications. Our patent-pending communications platform and personality-rich voice user interface technologies provide the foundation for all of our voice solutions and services.

     In June 1999, Excite@Home launched the Excite Voicemail service, a free advertising-supported service that allows Excite users to receive voicemail and faxes in their Excite email accounts. Excite Voicemail employs our communications platform and voice user interface technologies to guide callers in leaving voicemail messages and faxes for registered Excite members. In November 1999, in connection with the sale of Series G Convertible Preferred Stock we entered into a licensing and technology agreement with General Motors Corporation through its OnStar division ("OnStar"). OnStar has selected the magicTalk communications platform and custom voice user interface for its OnStar Virtual Advisor that will provide hands-free voice-activated access to Web-based information services in vehicles.

     Although we have made significant progress in 1999 in our strategy to develop and market voice application services and products, we are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; achieve market acceptance for our voice application services and products; establish and maintain relationships with businesses with high volume customer interactions, establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our services and products to permit us to operate profitably; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

RESULTS OF OPERATIONS

     The Company recorded a net loss of $47.6 million, or $1.56 per share, for the year ended December 31, 1999, compared to a net loss of $38.9 million, or $2.09 per share, for the year ended December 31, 1998, and a net loss of $28.4 million, or $1.06 per share, for the year ended December 31, 1997. The net loss per share for the year ended December 31, 1999, included the net loss for the period and $13.6 million in adjustments to accumulated deficit related to preferred stock with favorable conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per share for the year ended December 31, 1999, would have been $1.22 per share. The net loss per share for the year ended December 31, 1998, included the net loss for the period and $22.9 million in adjustments to accumulated deficit related to preferred stock with favorable conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per share for the year ended December 31, 1998, would have been $1.31 per share.

REVENUE

     Total revenue for the year ended December 31, 1999, was $2.5 million, compared to $2.3 million and $3.5 million for the years ended December 31, 1998 and 1997, respectively. Total revenue consists of license fees for the Company's Magic Cap, Telescript and software modem technologies, subscription fees for the Portico service, and revenue for the development of the Virtual Advisor for OnStar. Service revenue for 1999 consists of subscription fees for the Portico service and OnStar development fees. Licensing revenue for 1999 includes $1.5 million associated with a license to Mitsubishi Electric Corporation ("MELCO"), which became effective in August 1999 pursuant to the terms of a June 1997 settlement agreement. Other revenue in 1999 consists of fees earned under customer-specific support service contracts, and subscription fees for the Portico service. Licensing revenue in 1998 consists primarily of nonrefundable, nonrecoupable license fees for the Company's technologies where no further obligations by the Company existed. Other revenue in 1998 and 1997 consists of fees earned under customer-specific engineering, maintenance and support services contracts. Fees from customer-specific engineering projects were recognized under the percentage-of-completion method based on achievement and acceptance of milestones or performance of services, as applicable. Support and maintenance fees were recognized over the period the service or maintenance was provided.

     The increase in total revenue from 1998 to 1999 was due to increased Portico subscription fees and the OnStar revenue. The decrease in total revenue from 1997 to 1998 was due to a decline in licensing revenue from the Company's legacy Magic Cap technologies partially offset by the receipt of $1.5 million in licensing fees from Microsoft Corp. ("Microsoft"), sales of the DataRover 840 device, and subscriptions to the Portico service.

COST OF REVENUE

     Cost of revenue for the year ended December 31, 1999, was $195 thousand compared to $363 thousand and $928 thousand for the years ended December 31, 1998 and 1997, respectively. In 1999, the cost of revenue was related to the services performed for OnStar. In 1998, cost of revenue consisted of hardware costs associated with the DataRover 840 device. The decrease from 1998 to 1999 was due to the spin-out of the DataRover division offset partially by the cost of services associated with OnStar. The decrease from 1997 to 1998 was due to a decline in support services provided by the Company to licensees of its Magic Cap technology partially offset by hardware and equipment depreciation costs associated with the DataRover 840 device and the network operations center, respectively. The Company expects cost of revenue to increase related to cost of services associated with the OnStar agreement.

NETWORK OPERATIONS

     Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. Network operations expense for the year ended December 31, 1999, was $7.4 million compared to $3.4 million and $0 for the years ended December 31, 1998 and 1997, respectively. The Company recorded network operations expense for the first time in the three-month period ended September 30, 1998. Prior to that, this expense was classified as research and development since the Company's Portico service had not yet achieved commercial feasibility. The Company expects network operations expense to increase modestly through 2000 as it continues to add network infrastructure.

RESEARCH AND DEVELOPMENT

     Research and development expense for the year ended December 31, 1999, was $12.1 million, compared to $16.0 million and $21.0 million for the years ended December 31, 1998 and 1997, respectively. The decrease from 1998 to 1999 was due to the decreased headcount as a result of the DataRover spin out. The increase from 1997 to 1998 was due to an increase in costs associated with the development of the Portico service and the DataRover 840 device. To date, the Company has expensed all software development costs as incurred.

     The Company expects research and development expenses to increase modestly in 2000 as compared to 1999 as the Company continues to develop its voice technologies.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the year ended December 31, 1999, was $23.0 million compared to $20.6 million and $9.4 million for the years ended December 31, 1998 and 1997, respectively. The increase from 1998 to 1999 was due to marketing efforts for the rollout of the myTalk service and the marketing efforts in connection with the Portico service. The increase from 1997 to 1998 was due to staffing increases and additional advertising and marketing expenses associated with the Portico service. In addition, the Company closed its sales offices in France and Japan during 1997.

     The Company expects that selling, general and administrative expense will increase modestly in 2000 compared to 1999 as a result of the Company's continued efforts to develop market demand and distribution channels for its voice applications and services.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In 1998, the Company recognized a charge of $2.8 million for the write-off of acquired in-process research and development in connection with the purchases of NetPhonic Communications, Inc. and NETalk, Incorporated.

COMPENSATION EXPENSE ASSOCIATED WITH DSI DIVESTITURE

     In 1999, the Company recorded compensation expense of $453 thousand associated with the divestiture of its DataRover Division for options vesting during 1999. In 1998, the Company recorded compensation expense of $1.6 million associated with the divestiture of its DataRover Division. In connection with the divestiture of the DataRover Division, approximately 30 employees of the Company became employees of DataRover Mobile Systems, Inc., now known as Icras, Inc. ("DSI"). The Company provided for accelerated vesting of options to acquire 256,000 shares of the Company's common stock held by such employees and granted an additional 320,000 options to acquire the Company's common stock to such employees. The newly granted options vest ratably at 1/24 per month over a two-year period. The compensation expense consists of the fair value of the accelerated and newly granted options and severance paid pursuant to an agreement with a Company executive. The compensation expense relating to the options was determined using the Black-Scholes fair market valuation method. The fair value associated with the new grant will be expensed over the two-year vesting period of the grant associated with the benefit received by the Company for the work performed by employees of the Company's investee.

OTHER INCOME (EXPENSE), NET

     Total other income (expense), net for the year ended December 31, 1999, was $(2.1) million, compared to $6.8 million and $2.3 million for the years ended December 31, 1998 and 1997, respectively. The decrease from 1998 to 1999 was due primarily to the recognition of a loss of $(3.6) million in 1999 as compared with $(0.8) million in 1998 to account for 100% of the net losses of DSI through July 31, 1999. In 1998, the Company recognized a gain of $1.3 million in connection with the sale of the Company's minority investment in Starfish Software, Inc. ("Starfish"), which was purchased by Motorola, Inc. in September 1998. In 1999, the Company also recognized $321 thousand in other income from the sale of Motorola stock received in connection with Motorola's acquisition of Starfish. In January 1998, the Company and AltoCom Inc. ("AltoCom") agreed to discontinue a revenue sharing agreement entered into by the parties in 1997 in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's legacy partners. The Company recognized approximately $2.4 million in other income in connection with this transaction. In April 1998, the Company sold its minority interest in AltoCom for a total of $2.5 million, and recognized in other income a gain of $2.2 million on the sale.

     Excluding the gains from the AltoCom transactions, the investment gains associated with the sale of the Company's investment in Starfish, and the DSI losses, other income, net consisted primarily of interest income and expense. The decreases in net interest income from 1998 to 1999, and from 1997 to 1998 were primarily due to the Company's declining cash, cash equivalent and short-term investment balances. Future net interest income is likely to decrease as cash equivalents and short-term investments are consumed by the Company's normal operating requirements, unless the Company generates additional cash.

INCOME TAXES

     Income taxes for the year ended December 31, 1999 were $23 thousand, compared to $19 thousand and $17 thousand for the years ended December 31, 1998 and 1997, respectively. Income taxes were primarily related to the annual Delaware Franchise Tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $25.5 million as of December 31, 1999, down $8.4 million from $33.9 million as of December 31, 1998.

     In February 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of December 31, 1999, was $1.24. As of December 31, 1999, 3,629,000 shares of the Company's common stock were issuable upon conversion of the Series A preferred stock, representing 4.48% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In March 1998, the Company entered into a financing transaction with a group of private investors that provided $5,000,000 in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 320,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable. In June 1998, for an aggregate purchase price of $2,000,000, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. As of December 31, 1999, no shares of Series B preferred stock were outstanding and a total of 528,188 shares of common stock were issuable upon exercise of the associated warrants, representing 0.59% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In June 1998, the Company entered into a financing transaction with a group of private investors that provided $30,000,000 in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable. As of December 31, 1999, no shares of Series C preferred stock were outstanding, and a total of 194,503 shares of the Company's common stock were issuable upon exercise of the associated warrants, representing 0.24% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each holder of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series E, Series F and Series G preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.684 (the "Series D Conversion Price"). The Series D Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series D Reset Price") if the Series D Reset Price is less than the then-effective Series D Conversion Price.

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

     In the event of a Major Transaction, the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of
(i) 130% of the liquidation preference and (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among others: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on the Nasdaq National Market ("Nasdaq"), the New York Stock Exchange ("NYSE") or the American Stock Exchange, Inc. ("AMEX"); or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (i) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (ii) the Company's failure to maintain listing of its common stock on Nasdaq, NYSE or AMEX; or (iii) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants to acquire an additional 150,000 shares of common stock at an exercise price of $5.078 per share. The warrants have a three-year term and are immediately exercisable. As of December 31, 1999, a total of 6,277,732 shares of common stock were issuable upon the conversion of all Series D preferred stock and associated warrants, representing 7.75% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock for cash proceeds of $6.0 million, net of issuance costs of $33,000. Except as may be required by law, the Series E preferred stock has no voting rights. The holder is entitled to receive non-cumulative dividends at 5% of $10,000 per annum on each share of the Series E preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series E preferred stock is $10,000 per share, and is payable pari passu with the Series A, Series D, Series F and Series G preferred stock and in preference to the holders of common stock. Subject to adjustment in certain circumstances, each share of Series E preferred stock is convertible into that number of shares of the Company's common stock equal to $10,000 divided by $3.80. The associated warrant is exercisable for 100 shares of Series E preferred stock at an exercise price of $10,000 per share, has a fifteen-month term, and is immediately exercisable. As of December 31, 1999, a total of 1,839,473 shares of common stock were issuable upon the conversion of all Series E preferred stock and associated warrants representing 2.27% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     Effective July 30, 1999, the Company entered into a common stock investment agreement with an existing institutional investor, providing the Company an equity line of credit. The common stock investment agreement permits the Company to require the investor to purchase from time to time an aggregate of up to $20,000,000 of the Company's common stock in increments of up to $5,000,000. In addition, pursuant to a March 10, 2000 amendment, the investor has the right to purchase in its sole discretion up to 100% of each increment requested by the Company, up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. However, there are numerous conditions on the Company's right to draw down under the equity line, and there can be no assurance that the Company will be able to draw down on the line in an amount totaling as much as $20,000,000. On November 23, 1999, the Company sold 125,000 shares of its common stock at $2.00 per share for an aggregate purchase price of $250,000 under the equity line of credit pursuant to a draw down notice delivered by the Company on September 10, 1999.

     On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F convertible preferred stock. Each holder of Series F preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series F preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series F preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series F preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series D, Series E and Series G preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.378 (the "Series F Conversion Price"). The Series F Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series F Reset Price") if the Series F Reset Price is less than the then-effective Series F Conversion Price.

     Subject to certain conditions, the Company may redeem all of the Series F preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power in the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation preference. In addition, subject to certain conditions, in the event that a Series F Reset Price is less than $1.966, the Company may redeem all of the Series F preferred stock at the liquidation preference.

     In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series F preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series F preferred stock may not exercise their right of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. Unless the Company elects to redeem the Series F preferred stock at a price per share equal to the greater of 130% of the liquidation preference and a price based on the closing bid price of the Company's common stock, then, at the time of any of the following events, the holders of the Series F preferred stock are entitled to a substantial reduction in the conversion price and a payment of 1% of the liquidation preference for each day that any of such events continues for up to 20 days in any 365-day period: (i) the Company's failure to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; or (ii) the Company's failure to maintain the listing of the common stock on Nasdaq, NYSE or AMEX. If the Company fails to make these 1% penalty payments, the holders of the Series F preferred stock will have the right to require the Company to redeem some or all of their shares at a price per share equal to the greater of 130% of the liquidation preference or a price based on the closing bid price. The holders of the Series F preferred stock also have the right to require the Company to redeem their shares at such price upon the occurrence of any of the following events: (i) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; (ii) the Company's failure to use its reasonable best efforts to maintain the listing of the common stock on Nasdaq, NYSE or AMEX; or
(iii) the Company's failure to timely convert shares of Series F preferred stock to common stock. As of December 31, 1999, a total of 6,356,382 shares of common stock were issuable upon the conversion of all Series F preferred stock, representing 7.85% of the Company's then outstanding common stock and common stock equivalents on a fully-diluted basis.

     In November 1999, the Company announced a strategic partnership with OnStar, a division of General Motors Corporation. The agreement entails the licensing of the Company's magicTalk communications platform to be used in the OnStar Advisory System for mid-sized cars and trucks in the GM family. OnStar paid the Company $20.0 million related to a preferred stock investment, technology agreement and license fee. The Company expects to recognize $6.2 million in revenue through mid-2000 associated with this transaction.

     Under a letter agreement dated as of the December 9, 1999 closing date, General Motors agreed that it would not exercise or permit a transferee to exercise the right to convert shares of the Series G preferred stock into shares of the Company's common stock to the extent that the shares of common stock issuable upon conversion would exceed 19.99% of the outstanding shares of the Company's common stock as of December 9, 1999 (the "Exchange Cap") unless the Company (i) obtains the approval of its stockholders as required by Rule 4460(i) and applicable regulations of Nasdaq for issuance of common stock (or securities convertible into or exercisable for common stock) in excess of the Exchange Cap or (ii) obtains a written opinion reasonably satisfactory to General Motors from outside counsel to the Company that such approval is not required. Furthermore, General Motors agreed not to exercise, nor to allow a transferee to exercise, the warrant unless the Company (i) obtains such stockholder approval or (ii) obtains such written opinion.

     The letter agreement requires the Company to seek and use reasonable best efforts to obtain either (a) the stockholder approval required by the applicable rules and regulations of Nasdaq for the issuance by the Company of (i) that portion of the Series G preferred stock that may not be converted without exceeding the Exchange Cap, (ii) the associated warrant, and (iii) shares of the Company's common stock (or securities convertible into or exercisable for common stock) issuable upon conversion of such portion of the Series G preferred stock or upon exercise of the warrant or (b) an opinion of counsel reasonably satisfactory to General Motors that such approval is not required.

     Should the Company fail to obtain the approval of its stockholders or an opinion of counsel reasonably satisfactory to General Motors, then the Company must, at the absolute discretion of the Company, either (i) pay to General Motors $7 million in cash, or (ii) pay to General Motors $3.5 million in cash and credit $3.5 million against amounts then owed or next owing by General Motors to the Company.

     Subject to the provisions of the letter agreement, the shares of Series G preferred stock are convertible, at the option of the holder, into common stock of the Company at a conversion rate equal to $10,000 divided by $1.684 (as adjusted for any stock dividends, combinations, splits, reclassifications, exchanges, recapitalizations, capital reorganizations, and the like with respect to such shares). In addition, upon the consent of the holders of at least fifty percent of the Series G preferred stock then outstanding, all outstanding shares of the Series G preferred stock will be converted into shares of common stock automatically and without any further action by the holders of such shares, subject to the provisions of the letter agreement.

     The holders of Series G preferred stock are entitled to receive, when, if and as declared by the Company's Board of Directors, noncumulative cash dividends at the rate of 7% of $10,000 per annum on each outstanding share of Series G preferred stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares).

     The holders of Series G preferred stock are entitled to vote together with the common stock as though part of that class and are entitled to vote on all matters the number of votes equal to the largest number of whole shares of common stock into which the holder's shares of Series G preferred stock may be converted. The holders of Series G preferred stock are entitled to vote as a separate class (i) on any matter as to which such class would be entitled to vote under applicable law, (ii) on any matter proposing to change any provision of the Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock (the "Certificate of Designations") or the Company's Certificate of Incorporation if such action would adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the holders of the Series G preferred stock, unless all series of preferred stock are so altered or changed and (iii) on any matter to increase or decrease the number of authorized shares of Series G preferred stock.

     Furthermore, the holders of the Series G preferred stock, voting as a separate class, have the right to elect one member of the Company's Board of Directors until the earlier of (i) the date upon which less than 600 shares (as adjusted for stock splits, recombinations, reclassifications and the like) of Series G preferred stock are outstanding, (ii) the date upon which General Motors Corporation and its affiliates own less than a majority of the outstanding shares of Series G preferred stock (as adjusted for stock splits, recombinations, reclassifications and the like), and (iii) the date of consummation of an acquisition or asset transfer, as those terms are defined in
Section 3(b) of the Certificate of Designations. As of December 31, 1999, a total of 11,876,484 shares of common stock were issuable upon the conversion of all Series G preferred stock, representing 14.67% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     During 1999, adjustments to accumulated deficit of approximately $251 thousand were recorded to recognize the value of favorable conversion rights associated with the warrants for Series D preferred stock issued during the period. Adjustments to accumulated deficit of approximately $485 thousand were recorded in the year ended December 31, 1999, to recognize the value of favorable conversion, redemption and exercise rights associated with the Series F preferred stock issued during the period. Adjustments to accumulated deficit of approximately $11.7 million were recorded in the year ended December 31, 1999, to recognize the value of favorable conversion and exercise rights associated with the Series G preferred stock and related warrants issued during the period. The adjustments principally represent the calculation of the Black-Scholes warrant costs. Adjustments to accumulated deficit of approximately $1.1 million were recorded in the year ended December 31, 1999, to record dividends accrued for the period.

     During the year ended December 31, 1999, 5,600 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 2.5 million shares of common stock. As of December 31, 1999, no shares of the Series B preferred stock were outstanding. During the year ended December 31, 1999, 1,549 shares of the Series C Convertible Preferred Stock were converted into 4.9 million shares of common stock. As of December 31, 1999, no shares of the Series C preferred stock were outstanding. During the year ended December 31, 1999, 10 shares of the Series D Convertible Preferred Stock were converted into 61.5 thousand shares of common stock. As of December 31, 1999, 990 shares of the Series D preferred stock were outstanding. During the year ended December 31, 1999, 156 shares of the Series F Convertible Preferred Stock were converted into
1.2 million shares of common stock. As of December 31, 1999, 844 shares of the Series F preferred stock were outstanding. As of December 31, 1999, 1,500 shares of Series G preferred stock were outstanding.

     In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is currently obligated to purchase $13.0 million in telecommunications services during the three-year period ending April 30, 2001, of which $1.5 million has been purchased as of December 31, 1999. The charges underlying this commitment are expensed in the periods in which they occur.

     In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under six of these agreements, and is subject to the following obligations under the remaining two agreements. In December 1999, the Company compromised its obligation to refund one licensee a prepaid royalty, together with interest, totalling

$2.3 million in consideration of the issuance to the licensee of 267,559 shares of the Company's common stock and an agreement to pay a total of $1,250,000 in five quarterly installments commencing January 2000. $2 million of this amount was classified in accrued expenses, and $250 thousand in other long term liabilities. The Company has agreed to refund the second licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of December 31, 1999, this obligation was classified in other long term liabilities. The Company does not expect the second licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

     Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of December 31, 1999, the Company had an accumulated deficit of $270.7 million, with a net loss of $47.6 million for the year ended December 31, 1999. The Company expects to incur significant losses at least for the next eighteen months.

     The Company expects that its cash, cash equivalents and short-term investment balances of $25.5 million as of December 31, 1999, along with cash expected to be available under the Company's equity line of credit arrangement, will be adequate to fund the Company's operations through the year 2000. However, there are a number of conditions and limitations on the Company's right to draw down under the equity line of credit. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice application services and products; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees, advertising revenue, subscription fees and other revenue from its services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's services and technology.

     The Company may be required to raise additional public or private financing to support its operations beyond the year 2000. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

     As part of its business strategy, the Company assesses opportunities to enter joint ventures, to acquire or sell businesses, products or technologies and to engage in other like transactions. The Company has made no significant commitment or agreement with respect to any such transaction at this time.

YEAR 2000

     Status. The year 2000 problem is the potential for system and processing failures of date-related data arising from the use of two digits by computer-controlled systems, rather than four digits, to define the applicable year. The Company completed its year 2000 evaluation and risk mitigation plan in 1999 and, although January 1, 2000 has passed, the Company has not experienced any disruption in its business as a result of the transition to the year 2000. The Company has also experienced no disruption in its business as a result of the passing of February 29, 2000. However, it is possible that problems have gone undetected, or that other dates in the year 2000 may further affect computer software and systems. While the Company believes that the year 2000 problem will not significantly affect any of its systems, there is no guarantee that it will not discover a problem during 2000 that will require upgrade, modification or replacement of its products or computer software or systems used in its business. In addition, it is possible that the Company's current or potential partners or customers or third parties who supply products or services to it may have been or will be affected by the year 2000 problem. The Company's business could suffer if it, or any of its current or potential partners or customers or other parties with whom it does business, experiences failures of software, computer technology or other systems as a result of problems associated with the year 2000.

     Costs. The costs related to the Company's year 2000 effort amounted to $465,000, consisting of $160,000 for external consultants and advisers, $100,000 for replacement of systems which were not year 2000 ready, and $205,000 for the direct costs of internal employees working on the year 2000 project.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

     1. FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
       Report of Management........................................   36
       Report of Independent Auditors..............................   37
       Consolidated Balance Sheets.................................   38
       Consolidated Statements of Operations.......................   39
       Consolidated Statements of Stockholders' Equity (Deficit)...   40
       Consolidated Statements of Cash Flows.......................   42
       Notes to Consolidated Financial Statements..................   43

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

(b) REPORTS ON FORM 8-K

     A Form 8-K was filed on October 22, 1999 to report the resignation of the Company's Chief Financial Officer and the appointment of a new Chief Financial Officer.

     A Form 8-K was filed on November 12, 1999 to report the signing of a definitive agreement on November 9, 1999 with General Motors Corporation by and through its OnStar Division, subject to regulatory approval.

     A Form 8-K was filed on December 14, 1999 to report the closing of the transaction with General Motors Corporation by and through its OnStar Division.

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

     The Company maintains a system of internal accounting control designed to be cost-effective while providing reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded in the financial records. Internal control effectiveness is supported through careful selection and training of personnel and quarterly financial reviews with the Company's senior management. Management believes that the Company's internal controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

     KPMG LLP, independent auditors, are retained to express an opinion on the Company's consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors is composed solely of nonemployee directors, and is responsible for recommending to the Board the independent auditors firm to be retained for the coming year, subject to stockholder approval. The Audit Committee meets periodically and privately with the independent auditors and with the Company's management to review accounting, auditing, internal control and financial reporting matters.

                                          Steven Markman
                                          Chairman of the Board, Chief Executive
                                          Officer, and President

                                          Rose Marcario
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of General Magic, Inc.:

     We have audited the accompanying consolidated balance sheets of General Magic, Inc. and subsidiary (a development stage enterprise) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from May 1, 1990 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Magic, Inc. and subsidiary (a development stage enterprise) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from May 1, 1990 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Mountain View, California
January 28, 2000

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents (including restricted cash of $0
     and $2,280 in 1999 and 1998, respectively).............  $  23,045    $  21,845
  Short-term investments....................................      2,490       12,075
  Other current assets......................................        767        1,700
                                                              ---------    ---------
          Total current assets..............................     26,302       35,620
                                                              ---------    ---------
Property and equipment, net.................................     11,869        7,507
Other assets................................................      3,534        4,171
                                                              ---------    ---------
          Total assets......................................  $  41,705    $  47,298
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $   2,780    $   1,348
  Accrued expenses..........................................      8,018        9,980
  Current portion of long-term debt.........................         --        2,333
  Deferred revenue and other current liabilities............      5,895           54
                                                              ---------    ---------
          Total current liabilities.........................     16,693       13,715
Deferred revenue............................................         --        2,000
Long-term debt..............................................         --        3,778
Other long-term liabilities.................................      2,692          683
                                                              ---------    ---------
          Total liabilities.................................  $  19,385    $  20,176
                                                              =========    =========
Commitments
Redeemable, convertible Series D preferred stock, $0.001 par value; stated at involuntary liquidation preference;
  authorized: 2 shares; issued and outstanding: 1999 -- 1;
  1998 -- None..............................................  $  10,274    $      --
Redeemable, convertible Series C preferred stock, $0.001 par value; stated at involuntary liquidation preference;
  authorized: 3 shares; issued and outstanding:
  1999 -- none; 1998 -- 2...................................         --       20,658
Redeemable, convertible Series B preferred stock, $0.001 par value; stated at involuntary liquidation preference;
  authorized: 12 shares; issued and outstanding:
  1999 -- none; 1998 -- 6...................................         --        7,577
Stockholders' (deficit) equity:
  Convertible Series A preferred stock, $0.001 par value;
     liquidation preference: 1999 -- $4,500; 1998 -- $4,500;
     authorized: 50 shares; issued and outstanding:
     1999 -- 50; 1998 -- 50.................................         --           --
  Convertible Preferred stock, $0.001 par value; authorized:
     435 shares; issued and outstanding: 1999 -- 3;
     1998 -- None...........................................          2           --
  Common stock, $0.001 par value; authorized: 100,000
     shares; issued and outstanding: 1999 -- 43,248;
     1998 -- 33,400.........................................         43           33
  Additional paid-in capital................................    282,861      208,557
  Accumulated other comprehensive loss......................         (3)          --
  Deficit accumulated during development stage..............   (270,654)    (209,500)
                                                              ---------    ---------
                                                                 12,249         (910)
  Less treasury stock, at cost: 1999 -- 46; 1998 -- 46......       (203)        (203)
                                                              ---------    ---------
          Total stockholders' (deficit) equity..............     12,046       (1,113)
                                                              ---------    ---------
                                                              $  41,705    $  47,298
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

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               PERIOD FROM MAY 1,
                                               YEARS ENDED DECEMBER 31,        1990 (INCEPTION) TO
                                           --------------------------------       DECEMBER 31,
                                             1999        1998        1997             1999
                                           --------    --------    --------    -------------------
Revenues:
  Licensing revenue......................  $  1,563    $  1,610    $  2,454         $  20,468
  Service revenue........................       914         119          --             1,033
  Other revenue..........................         7         557       1,002             9,307
                                           --------    --------    --------         ---------
          Total revenue..................     2,484       2,286       3,456            30,808
                                           --------    --------    --------         ---------
  Costs and expenses:
     Cost of revenue.....................       195         363         928             6,359
     Network operations..................     7,387       3,405          --            10,688
     Research and development............    12,071      16,022      21,015           132,128
     Selling, general and
       administrative....................    22,976      20,642       9,360           102,557
     Depreciation and amortization.......     4,902       3,044       2,849            18,695
     Write-off of acquired technology and
       in-process research and
       development.......................        --       2,827          --             4,369
     Compensation expense associated with
       DSI divestiture...................       453       1,634          --             2,087
     Restructuring.......................        --          --          --             3,170
                                           --------    --------    --------         ---------
          Total costs and expenses.......    47,984      47,937      34,152           280,053
                                           --------    --------    --------         ---------
Loss from operations.....................   (45,500)    (45,651)    (30,696)         (249,245)
Other income (expense), net..............    (2,052)      6,762       2,329            17,375
                                           --------    --------    --------         ---------
Loss before income taxes.................   (47,552)    (38,889)    (28,367)         (231,870)
Income taxes.............................        23          19          17             2,330
                                           --------    --------    --------         ---------
          Net loss.......................   (47,575)    (38,908)    (28,384)         (234,200)
                                           --------    --------    --------         ---------
Favorable conversion rights on
  convertible Series A preferred stock...        --      (3,665)         --            (3,665)
Favorable conversion and redemption
  rights on redeemable, convertible
  Series B preferred stock, favorable
  exercise rights on warrants and
  preferred stock dividend...............      (112)     (8,352)         --            (8,464)
Favorable redemption rights on
  redeemable, convertible Series C
  preferred stock and preferred stock
  dividend...............................      (522)    (10,858)         --           (11,380)
Favorable redemption rights on
  redeemable, convertible Series D
  preferred stock and preferred stock
  dividend...............................      (602)         --          --              (602)
Favorable redemption rights on
  redeemable, convertible Series F
  preferred stock and preferred stock
  dividend...............................      (609)         --          --              (609)
Favorable conversion rights on
  convertible Series G preferred stock...   (11,734)         --          --           (11,734)
                                           --------    --------    --------         ---------
Loss applicable to common stockholders...  $(61,153)   $(61,783)   $(28,384)        $(270,654)
                                           ========    ========    ========         =========
Basic and diluted loss per share.........  $  (1.56)   $  (2.09)   $  (1.06)
                                           ========    ========    ========
Shares used in computing per share
  amounts................................    39,098      29,630      26,778
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

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                             DEFICIT
                                   CONVERTIBLE                                             ACCUMULATED                  TOTAL
                                 PREFERRED STOCK     COMMON STOCK     ADDITIONAL             DURING                 STOCKHOLDERS'
                                -----------------   ---------------    PAID-IN             DEVELOPMENT   TREASURY      EQUITY
                                 SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     OTHER      STAGE       STOCK       (DEFICIT)
                                --------   ------   ------   ------   ----------   -----   -----------   --------   -------------
Issuance of common stock......        --    $ --     6,480    $ 6      $    417    $  --    $             $  --       $    423
Issuance of stock warrants....        --      --        --     --           250       --           --        --            250
Transfer of equipment from a
  related party, at fair
  market value................        --      --        --     --            35       --           --        --             35
Net loss......................        --      --        --     --            --       --         (474)       --           (474)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1990........................        --      --     6,480      6           702       --         (474)       --            234
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Issuance of common stock......        --      --     1,350      1           134       --           --        --            135
Issuance of common stock under
  employee stock option
  plan........................        --      --        26     --             2       --           --        --              2
Termination of stock
  warrants....................        --      --        --     --          (250)      --           --        --           (250)
Contribution of capital.......        --      --        --     --           125       --           --        --            125
Net loss......................        --      --        --     --            --       --       (3,579)       --         (3,579)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1991........................        --      --     7,856      7           713       --       (4,053)       --         (3,333)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Issuance of common stock under
  employee stock option
  plan........................        --      --       557      1            55       --           --        --             56
Net loss......................        --      --        --     --            --       --      (10,055)       --        (10,055)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1992........................        --      --     8,413      8           768       --      (14,108)       --        (13,332)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Issuance of common stock under
  employee stock option
  plan........................        --      --       102      1            27       --           --        --             28
Employee compensation for
  founder stock gift to
  employees, at fair market
  value.......................        --      --        --     --           127       --           --        --            127
Net loss......................        --      --        --     --            --       --      (17,441)       --        (17,441)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1993........................        --      --     8,515      9           922       --      (31,549)       --        (30,618)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Issuance of common stock under
  employee stock option
  plan........................        --      --       273     --           111       --           --        --            111
Termination of preferred stock
  redemption feature..........     6,843       7        --     --        30,447       --           --        --         30,454
Repurchase of common stock....        --      --      (800)    (1)          (51)      --           --        --            (52)
Issuance of Series I through N
  preferred stock.............     3,609       3        --     --        46,562       --           --        --         46,565
Net loss......................        --      --        --     --            --       --      (21,531)       --        (21,531)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1994........................    10,452      10     7,988      8        77,991       --      (53,080)       --         24,929
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Proceeds from issuance of
  common stock in initial
  public offering, net of
  expenses....................        --      --     6,325      7        81,248       --           --        --         81,255
Conversion of preferred stock
  into common stock...........   (10,452)    (10)   10,452     10            --       --           --        --             --
Issuance of common stock under
  stock option and purchase
  plans.......................        --      --     1,024      1         3,356       --           --        --          3,357
Unrealized gain on
  investments.................        --      --        --     --            --      170           --        --            170
Net loss......................        --      --        --     --            --       --      (20,619)       --        (20,619)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1995........................        --      --    25,789     26       162,595      170      (73,699)       --         89,092
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Purchase of technology in
  exchange for shares of
  common stock................        --      --       141     --           697       --           --        --            697
Issuance of common stock under
  stock option and purchase
  plans.......................        --      --       489     --         1,242       --           --        --          1,242
Unrealized gain on
  investments.................        --      --        --     --            --       65           --        --             65
Net loss......................        --      --        --     --            --       --      (45,634)       --        (45,634)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1996........................        --      --    26,419     26       164,534      235     (119,333)       --         45,462
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Issuance of common stock under
  stock option and purchase
  plans.......................        --      --       293      1           261       --           --        --            262
Issuance of restricted common
  stock.......................        --      --       135     --           169     (155)          --        --             14
Amortization of deferred
  compensation................        --      --        --     --            --       97           --        --             97

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                 (IN THOUSANDS)

                                                                                             DEFICIT
                                   CONVERTIBLE                                             ACCUMULATED                  TOTAL
                                 PREFERRED STOCK     COMMON STOCK     ADDITIONAL             DURING                 STOCKHOLDERS'
                                -----------------   ---------------    PAID-IN             DEVELOPMENT   TREASURY      EQUITY
                                 SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     OTHER      STAGE       STOCK       (DEFICIT)
                                --------   ------   ------   ------   ----------   -----   -----------   --------   -------------
Purchase of technology in
  exchange for shares of
  common stock................        --    $ --        45    $--      $     75    $  --    $      --     $  --       $     75
Unrealized loss on
  investments.................        --      --        --     --            --     (228)          --        --           (228)
Net loss......................        --      --        --     --            --       --      (28,384)       --        (28,384)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1997........................        --      --    26,892     27       165,039      (51)    (147,717)       --         17,298
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Issuance of common stock under
  stock option and purchase
  plans.......................        --      --     1,241      1         2,683       --           --        --          2,684
Issuance of Series A preferred
  stock.......................        50      --        --     --         8,128       --       (3,665)       --          4,463
Issuance of Series B preferred
  stock.......................        --      --        --     --         5,849       --       (8,033)       --         (2,184)
Issuance of Series C preferred
  stock.......................        --      --        --     --           496       --       (9,984)       --         (9,488)
Issuance of restricted common
  stock.......................        --      --       280     --           394     (401)          --        --             (7)
Conversion of preferred
  stock.......................        --      --     3,330      3        21,055       --           --        --         21,058
Dividends on preferred
  stock.......................        --      --        --     --            --       --       (1,193)       --         (1,193)
Purchase of treasury stock....        --      --        --     --            --       --           --      (203)          (203)
Amortization of deferred
  compensation................        --      --        --     --            --      452           --        --            452
Purchase of NetPhonic and
  NETalk......................        --      --     1,577      2         3,253       --           --        --          3,255
Compensation associated with
  DSI divestiture.............        --      --        --     --         1,390       --           --        --          1,390
Exercise of warrants..........        --      --        80     --           270       --           --        --            270
Net loss......................        --      --        --     --            --       --      (38,908)       --        (38,908)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1998........................        50      --    33,400     33       208,557       --     (209,500)     (203)        (1,113)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Issuance of common stock under
  stock option and purchase
  plans.......................        --      --     1,087      1         1,993       --           --        --          1,994
Issuance of Series D preferred
  stock.......................        --      --        --     --           251       --         (251)       --             --
Issuance of Series E preferred
  stock.......................         1       1        --     --         5,967       --           --        --          5,968
Issuance of Series F preferred
  stock.......................         1      --        --     --        10,708       --         (485)       --         10,223
Issuance of Series G preferred
  stock.......................        --       1        --     --        25,528       --      (11,734)       --         13,795
Issuance of common stock under
  equity line.................        --      --       187     --           246       --           --        --            246
Conversion of preferred
  stock.......................        --      --     8,574      9        28,713       --           --        --         28,722
Dividends on preferred
  stock.......................        --      --        --     --           126       --       (1,110)       --           (984)
Compensation associated with
  stock options...............        --      --        --     --           772       --           --        --            772
Accumulated other
  comprehensive loss..........        --      --        --     --            --       (3)          --        --             (3)
Net loss......................        --      --        --     --            --       --      (47,575)       --        (47,575)
                                --------    ----    ------    ---      --------    -----    ---------     -----       --------
Balances, December 31,
  1999........................        52    $  2    43,248    $43      $282,861    $  (3)   $(270,654)    $(203)      $ 12,046
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

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                PERIOD FROM
                                                                                                MAY 1, 1990
                                                                 YEARS ENDED DECEMBER 31,      (INCEPTION) TO
                                                              ------------------------------    DECEMBER 31,
                                                                1999       1998       1997          1999
                                                              --------   --------   --------   --------------
Cash flows from operating activities:
  Net loss..................................................  $(47,575)  $(38,908)  $(28,384)    $(234,200)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Employee compensation for founder stock gift to
     employees, at fair market value........................        --         --         --           127
    Depreciation and amortization...........................     4,902      3,044      2,849        18,695
    Equity in net loss of unconsolidated affiliate..........     3,557        725         --         4,282
    Amortization of deferred gain from sale and leaseback
     financing..............................................        --         --        (72)         (285)
    Compensation expense associated with stock options......       772      1,390         --         2,162
    Deferred revenue........................................     5,895     (2,186)    (2,339)       18,944
    Amortization of deferred compensation...................        --        452         97           549
      Write-off of acquired technology and in-process
       research and development.............................        --      2,827         --         4,170
    Changes in items affecting operations:
        Other current assets................................       933     (1,540)         6        (2,313)
        Accounts payable and accrued expenses...............      (530)     1,620    (10,775)          755
                                                              --------   --------   --------     ---------
Net cash used in operating activities.......................   (32,046)   (32,576)   (38,618)     (187,114)
                                                              --------   --------   --------     ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................    (7,057)   (22,430)   (53,352)     (283,232)
  Proceeds from sales and maturities of short-term
    investments.............................................    16,642     21,733     85,894       280,740
  Investments in unconsolidated affiliates..................        --     (2,834)        --        (2,834)
  Acquisitions of NetPhonic and NETalk......................        --       (300)        --          (300)
  Purchases of property and equipment.......................    (9,059)    (5,711)    (2,716)      (30,029)
  Other assets..............................................    (3,125)     1,163       (630)       (3,937)
                                                              --------   --------   --------     ---------
Net cash provided by (used in) investing activities.........    (2,599)    (8,379)    29,196       (39,592)
                                                              --------   --------   --------     ---------
Cash flows from financing activities:
  Proceeds from sale and leaseback financing................        --         --         --         1,885
  Repayment of capital lease obligations....................       (54)      (209)      (985)       (2,607)
  Proceeds from issuance of debt............................        --      3,000      4,000         7,000
  Repayment of debt.........................................    (6,111)      (903)        --        (7,014)
  Proceeds from sale of common stock and warrants, net of
    offering cost...........................................     2,240      2,953        351        92,313
  Proceeds from sale of redeemable, preferred stock.........    25,968     36,433         --       106,401
  Proceeds from sale of preferred stock.....................    13,796      4,463         --        51,278
  Repurchase of common stock................................        --       (203)        --          (255)
  Other long-term liabilities...............................         6       (148)      (236)          750
                                                              --------   --------   --------     ---------
Net cash provided by financing activities...................    35,845     45,386      3,130       249,751
                                                              --------   --------   --------     ---------
Net increase (decrease) in cash and cash equivalents........     1,200      4,431     (6,292)       23,045
Cash and cash equivalents, beginning of year/period.........    21,845     17,414     23,706            --
                                                              --------   --------   --------     ---------
Cash and cash equivalents, end of year/period...............  $ 23,045   $ 21,845   $ 17,414     $  23,045
                                                              ========   ========   ========     =========
Supplemental disclosures of cash flow information:
  Income taxes paid during the year/period..................  $     23   $     19   $     22     $   2,089
  Interest paid during the year/period......................       328        410        118         1,117
  Noncash investing and financing activities:
    Deferred compensation for restricted stock issuances....        --        394        155           548
    Reclassification of advance royalties from deferred
     revenue to other long-term liabilities.................     2,000                 1,500         3,500
    Purchase of technology and other intangibles in exchange
     for shares of common stock.............................        --      3,255         75         4,027
    Reclassification of advance royalties from deferred
     revenue to accrued liabilities.........................        --         --         --         9,049
    Reclassification of long-term liability to accrued
     expenses...............................................        --      1,563         --         1,563
    Capital equipment acquired under capital lease
     obligations............................................        --         --         --         2,622
    Preferred stock redemption and conversion rights and
     dividends..............................................    13,578     22,875         --        36,452
    Transfer of assets to unconsolidated affiliate..........        --      1,469         --         1,469
    Conversion of redeemable preferred stock into preferred
     stock..................................................    28,722         --         --        72,723
    Conversion of preferred stock into common stock.........     1,618     21,058         --        22,945

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     General Magic, Inc. is a voice applications service provider that enables businesses to give their customers voice access to information and services, whether provided through customer interaction centers, over telecommunications networks or through the Internet. The Company develops and deploys its voice applications on its magicTalk(TM) communications platform and offers hosting services for those applications in its state-of-the-art network operations center.

     General Magic, Inc. was incorporated in California in May 1990 and reorganized as a Delaware corporation in February 1995. The Company continues to be a development stage enterprise. These financial statements contain the trademarks of General Magic and those of other companies. The Company has generated minimal revenues to date and expects to incur significant losses through 2000. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future. The Company expects that its cash, cash equivalents, and short-term investment balances as of December 31, 1999, along with cash expected to be available under the Company's equity line of credit arrangement and other financing arrangements, will be adequate to fund the Company's operations through 2000.

     The Company is subject to all of the risks inherent in the establishment of a new business enterprise. The Company must, among other things, secure adequate financial and human resources to meet its requirements; achieve market acceptance for its voice application services and products; establish and maintain relationships with businesses with high volume customer interactions; establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from its services to permit the Company to operate profitably; and protect its intellectual property. Any failure to achieve these objectives could have a material adverse effect on the Company's business, operating results and financial condition.

  Basis of Presentation

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

     Network operations: Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. Costs incurred prior to the commercial release of the Company's Portico service are included principally in research and development.

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

  Revenue Recognition

     Fees from customer-specific engineering and development projects are recognized under the percentage-of-completion method based on either the achievement and acceptance of milestones or the performance of services. Support and maintenance fees are recognized ratably over the period the service or maintenance is provided.

     Licensing revenue primarily represents revenue from license fees for the Company's technologies and royalty revenue from original equipment manufacturer ("OEM") shipments of devices incorporating the Company's technologies. Other revenue in 1998 consists of proceeds from sales of the DataRover handheld communication device ("DataRover 840"), fees earned under customer-specific support service contracts, and subscription fees for the Portico service. Other revenue in 1997 consists of fees earned under customer-specific engineering, maintenance and support services contracts.

     The Company recognizes nonrefundable, nonrecoupable license fees upon delivery of its technology to its licensees when no continuing obligation for the Company exists. Royalties associated with OEM licensees are recognized upon shipment of the product incorporating the Company's technology to the OEM's customers provided that the collection of the related receivable is deemed probable. Royalties associated with potential OEM product returns are estimated and provided for in the period of sale. Licensing revenue from network operators is recognized as earned based upon usage and, in certain cases, based on subscriber registration. Advance payments of licensing revenue and fees received prior to revenue recognition are recorded as deferred revenue.

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid debt instruments with original remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market mutual funds.

     In connection with a previously resolved commitment, the Company had $2,280,000 in restricted cash as of December 31, 1998.

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

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Recoverability of Long-Lived Assets

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The loss would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

  Software Development Costs

     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, also have been charged to operations as incurred. From inception through December 31, 1999, no software development costs have been capitalized.

  Income Taxes

     The Company provides for income taxes using the asset and liability method under which provision for deferred income taxes is based on enacted tax laws and rates applicable to the periods in which the taxes become payable.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires dual presentation of basic earnings per share and diluted earnings per share. As the Company has had net losses for all periods presented, basic and diluted loss per share are equal. Outstanding convertible preferred stock, warrants, and options could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented. The computation of diluted loss per share does not include common stock issuable upon the exercise of outstanding options or warrants or upon the conversion of outstanding preferred stock. As of December 31, 1999, 1998 and 1997, there were 7,079,042, 7,315,000, and 4,991,000 options outstanding, respectively. As of December 31, 1999, there were warrants for the purchase of 4,084,748 shares of common stock outstanding, 3,629,000 shares of common stock issuable upon the conversion of Series A preferred stock, 6,099,765 shares of common stock issuable upon the conversion of Series D preferred stock, 1,576,316 shares of common stock issuable upon the conversion of Series E preferred stock, 6,356,382 shares of common stock issuable upon the conversion of Series F preferred stock, and 8,907,363 shares of common stock issuable upon the conversion of Series G preferred stock.

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

  Advertising Costs

     Costs incurred for producing and publishing advertisements are expensed when incurred. Advertising expense was $2,885,251, $1,946,000, and $118,000 for 1999, 1998, and 1997, respectively.

  Amortization of Intangibles

     Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from two to five years.

  Stock-Based Compensation

     The Company has elected to continue to use the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial position or results of operations.

  New Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. SOP 98-1 was adopted by the Company effective for fiscal 1999 and did not have a material impact on the Company's consolidated results of operations.

     In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The Company does not expect the adoption of SOP No. 98-9 to have a material impact on its financial position, results of operations or cash flows.

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133", which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of the initial adoption.

NOTE 2: AGREEMENTS WITH STOCKHOLDERS

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

     As of December 31, 1998, three of the companies had demanded and received payment of the unrecouped prepaid royalty. A fourth of these five Magic Cap licensees, among other things, permitted the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment, amended the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extended the date for refund of unrecouped prepaid royalties to November 2, 1999, and provided that no interest will be due upon any refund. During 1998, the Company transferred this obligation to Altocom, Inc. in exchange for discontinuing a certain revenue sharing agreement (see Note 5).

     In December 1999, the Company compromised the claim of the fifth licensee for refund of a prepaid royalty, together with interest, totaling $2.3 million in consideration of the issuance to the licensee of 267,559 shares of the Company's common stock, and an agreement to pay a total of $1,250,000 in five quarterly installments, commencing January 2000. As of December 31, 1999, $2.0 million of this was classified in accrued expenses and $250 thousand in other long term liabilities.

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

     In June 1997, the Company reached a settlement agreement to resolve the claims of, and terminate a license agreement with Mitsubishi Electric Corporation (MELCO). In consideration therefor, the Company agreed to refund unrecouped prepaid royalties of $1,500,000, waive further payments otherwise due under the original agreement, and grant a royalty-free license to certain software modem technology. The $1,500,000 refund was secured by a license in certain of the Company's intellectual property, was non-interest bearing,

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and was payable on or before August 17, 1999. The Company elected not to refund the $1,500,000 unrecouped prepaid royalty to MELCO and, on August 18, 1999, MELCO's license to certain of the Company's intellectual property became effective and accordingly, the Company earned the revenue associated with the license grant.

     In September 1997, the Company reached agreement with a second of the three licensees providing for acceptance of the final milestone, subject to certain conditions which were satisfied by the Company later that month. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and recognized $2,000,000 in licensing revenue. In October 1997, the Company reached agreement with the third licensee, which also provided for acceptance of the final milestone. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and agreed to refund prepaid royalties not recouped by January 1, 2003, plus any accrued interest, on or before December 31, 2003. As of December 31, 1999 the remaining obligation of $2,000,000 was classified in other long term liabilities. The Company does not expect the third licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

NOTE 3: CONSOLIDATED FINANCIAL STATEMENT DETAILS

  Cash Equivalents, and Short-Term Investments

     Cash equivalents and short-term investments consisted of the following (in thousands):

                                                                                          ESTIMATED
                                                              UNREALIZED    UNREALIZED      FAIR
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ---------
AS OF DECEMBER 31, 1999
Money market funds...............................  $ 7,403        $             $          $ 7,403
Certificates of deposit..........................       --        --            --              --
Government securities............................      500        --            --             500
Commercial paper.................................   17,861        --            --          17,861
                                                   -------        --            --         -------
                                                   $25,764        $--           $--        $25,764
                                                   =======        ==            ==         =======
AS OF DECEMBER 31, 1998
Money market funds...............................  $ 9,868        $             $          $ 9,868
Certificates of deposit..........................    2,280        --            --           2,280
Government securities............................    2,839        --            --           2,839
Commercial paper.................................   18,022        --            --          18,022
                                                   -------        --            --         -------
                                                   $33,009        $--           $--        $33,009
                                                   =======        ==            ==         =======

     The Company's investments were classified as follows (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Cash equivalents............................................  $23,274    $20,934
Short-term investments......................................    2,490     12,075
                                                              -------    -------
                                                              $25,764    $33,009
                                                              =======    =======

     All short-term investments have weighted-average original maturities of less than one year. As of December 31, 1999, the Company had a cash overdraft of $229,000.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Property and Equipment

     The components of property and equipment were as follows (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Office equipment and computers..............................  $18,653    $13,175
Furniture and fixtures......................................    2,334      2,373
Leasehold improvements......................................    3,623        996
                                                              -------    -------
                                                               24,610     16,544
Less accumulated depreciation and amortization..............   12,741      9,037
                                                              -------    -------
                                                              $11,869    $ 7,507
                                                              =======    =======
Capital lease equipment included in property and equipment
  consisted of:
  Cost......................................................  $   483    $   483
  Less accumulated amortization.............................      483        479
                                                              -------    -------
                                                              $     0    $     4
                                                              =======    =======

  Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Prepaid royalty payment and accrued interest................  $2,127     $4,217
Employee compensation.......................................   3,511      3,688
Other.......................................................   2,380      2,075
                                                              ------     ------
                                                              $8,018     $9,980
                                                              ======     ======

  Other Income (Expense), net

     Other income, net consisted of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
Gain on AltoCom transactions............................  $    --    $4,686    $   --
Gain on sale of Starfish, Inc...........................      321     1,318        --
Equity in net loss of DSI...............................   (3,557)     (725)       --
Interest income.........................................    1,068     1,925     2,917
Interest expense........................................      (52)     (574)     (142)
Other...................................................      168       132      (446)
                                                          -------    ------    ------
                                                          $(2,052)   $6,762    $2,329
                                                          =======    ======    ======

NOTE 4: FINANCIAL INSTRUMENTS

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

NOTE 6: DIVESTITURE OF THE DATAROVER DIVISION AND INVESTMENT IN DSI

     Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division") in a transaction with DataRover Mobile Systems, Inc., which has since changed its name to Icras, Inc. ("DSI"). Pursuant to the transaction, the Company contributed cash and certain other assets of its DataRover Division totaling $3,361,000 in value to DSI. The Company also licensed certain of its technologies to DSI. In consideration therefor, the Company received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of DSI. The Company did not recognize any gain or loss as a result of the divestiture of the DataRover Division, and accounted for its investment in DSI under the modified equity method, which required the Company to record 100% of the losses incurred by Icras. As of September 30, 1999, the Company had written off its entire original investment in DSI.

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

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In March 1999, the Company purchased handheld communication units from Oki Electric Industry Co., Ltd. ("Oki Electric") for DSI under an existing letter of credit for a total of $2,179,000. DSI was obligated to reimburse the Company the actual cost of such units, and its obligation was secured by all personal property of DSI. Prior to the August 5, 1999, financing described below, the total receivable from DSI, reflecting this and other obligations, was $2,089,000.

     On August 5, 1999, in connection with a third party DSI financing transaction, the Company exchanged all of its preferred stock and common stock for Series AA convertible preferred stock. In connection with this transaction, the Company also agreed to reduce the note receivable due from DSI to $500,000, and released its security interest in all personal property of DSI other than its DataRover 840 inventory. As a result of this transaction, the Company now owns less than 20% of the outstanding common stock of DSI and will account for this investment under the cost method. The Company's interest in DSI as of December 31, 1999 is comprised of an investment of $1,589,000 and a note receivable of $498,000, all classified as other non-current assets.

NOTE 7: ACQUISITION OF NETPHONIC COMMUNICATIONS, INC.

     In March 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. ("NetPhonic"), a development stage enterprise, for a total consideration of $2,050,000, consisting of $200,000 cash and 1,342,524 shares of the Company's common stock. The Company's common stock was issued to NetPhonic shareholders of record as of the date of the transaction. NetPhonic had developed voice browser software that enabled touch-tone telephone access to Web content, upon which the Company has recently received a patent. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NetPhonic have been included in the Company's consolidated financial statements as of the date of acquisition. The operations of NetPhonic were not material relative to the Company's consolidated results of operations. The Company allocated the total purchase price to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use to the Company. As a result, the Company recognized a charge of $2,050,000 for the write-off of in-process research and development as of the date of the acquisition. The value assigned to purchased in-process research and development was determined by identifying the cost to develop the purchased technology into a commercially viable feature of the Company's Portico service, estimating the resulting net cash flows for this project, and discounting the net cash flows back to their present value. The efforts to develop the purchased in-process technology centered around the integration of the purchased touch-tone Web access technology into the magicTalk platform utilized in the Portico service. The estimated cost to be incurred to develop the purchased technology into a commercially viable feature of the Portico service at the time of the acquisition was estimated at approximately $2,330,000 in the aggregate through the year 1999 ($845,000 in 1998 and $1,485,000 in 1999). The Company had
expected this effort to be completed by the end of 1999 and to benefit from the effort beginning in the year 2000. In the fourth quarter of 1998, the Company decided not to implement the technology purchased from NetPhonic into the Portico service and suspended any additional development efforts with respect to that technology.

NOTE 8: ACQUISITION OF NETALK, INCORPORATED

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

NOTE 9: PREFERRED STOCK

     In February 1998, the Company entered into an agreement with Microsoft Corp. ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. Series A preferred stock is eligible to vote with common stock on an "as if converted" basis. Each share of Series A preferred stock is entitled to receive, if and when the Company's Board of Directors declares a dividend payable on common stock, a dividend equal to the dividend per share of common stock on an "as if converted" basis. Series A preferred stock dividends are payable in preference to any dividends on the Company's common stock and are non-cumulative. The liquidation preference of each share of Series A preferred stock is $90 plus any declared but unpaid dividends. Subject to adjustment in certain circumstances, each share of Series A preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing $90 by the applicable conversion value which, as of December 31, 1999, was $1.24. As of December 31, 1999, 3,629,000 shares of the Company's common stock were issuable upon conversion of the Series A preferred stock.

     In March 1998, the Company entered into a financing transaction with a group of private investors that provided $5,000,000 in cash to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 320,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable. In June 1998, for an aggregate purchase price of $2,000,000, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. As of December 31, 1999, no shares of Series B preferred stock were outstanding, and a total of 528,188 shares of common stock were issuable upon the exercise of the associated warrants.

     In June 1998, the Company entered into a financing transaction with a group of private investors that provided $30,000,000 in cash to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable. As of December 31, 1999, no shares of Series C preferred stock were outstanding, and a total of 194,503 shares of the Company's common stock were issuable upon exercise of the associated warrants.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each holder of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series E, Series F and Series G preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.684 (the "Series D Conversion Price"). The Series D Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002 and on December 31, 1999 and June 30, 2000, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series D Reset Price") if the Series D Reset Price is less than the then-effective Series D Conversion Price.

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

     In the event of a Major Transaction, the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of
(i) 130% of the liquidation preference and (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among others: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on The Nasdaq National Market ("Nasdaq"), The New York Stock Exchange ("NYSE"), or the American Stock Exchange, Inc. ("AMEX"); or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (i) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (ii) the Company's failure to maintain listing of its common stock on Nasdaq, NYSE or AMEX; or (iii) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants to acquire an additional 150,000 shares of common stock at an exercise price of $5.078 per share. The warrants have a three-year term and are immediately exercisable. As of December 31, 1999, a total of 6,277,732 shares of common stock were issuable upon the conversion of all Series D preferred stock and associated warrants.

     On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock for cash proceeds of $6.0 million, net of issuance costs of $33,000. Except as may be required by law, the Series E preferred stock has no voting rights. The holder is entitled to receive non-

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cumulative dividends at 5% of $10,000 per annum on each share of the Series E preferred stock, which are payable in preference to any dividends on the Company's common stock. The liquidation preference of Series E preferred stock is $10,000 per share, and is payable pari passu with the Series A, Series D, Series F and Series G preferred stock and in preference to the holders of common stock. Subject to adjustment in certain circumstances, each share of Series E preferred stock is convertible into that number of shares of the Company's common stock equal to $10,000 divided by $3.80. The associated warrant is exercisable for 100 shares of Series E preferred stock at an exercise price of $10,000 per share, has a fifteen-month term, and is immediately exercisable. As of December 31, 1999, a total of 1,839,473 shares of common stock were issuable upon the conversion of all Series E preferred stock and associated warrants.

     Effective July 30, 1999, the Company entered into a common stock investment agreement with an existing institutional investor, providing the Company an equity line of credit. The common stock investment agreement permits the Company to require the investor to purchase from time to time an aggregate of up to $20,000,000 of the Company's common stock in increments of up to $5,000,000. In addition, pursuant to a March 10, 2000 amendment (see Note 15), the investor has the right to purchase in its sole discretion up to 100% of each increment requested by the Company, up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. However, there are numerous conditions on the Company's right to draw down under the equity line, and there can be no assurance that the Company will be able to draw down on the line in an amount totaling as much as $20,000,000. On November 23, 1999, the Company sold 125,000 shares of its common stock at $2.00 per share for an aggregate purchase price of $250,000 under the equity line of credit pursuant to a draw down notice delivered by the Company on September 10, 1999.

     On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F Convertible Preferred Stock. Each holder of Series F preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series F preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series F preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series F preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series A, Series D, Series E and Series G preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.378 (the "Series F Conversion Price"). The Series F Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series F Reset Price") if the Series F Reset Price is less than the then-effective Series F Conversion Price.

     Subject to certain conditions, the Company may redeem all of the Series F preferred stock upon a consolidation, merger or other business combination in which the Company's stockholders do not retain sufficient voting power in the surviving entity to elect a majority of such entity's board of directors (a "Change of Control") at a price equal to, subject to limited exceptions, 115% of the liquidation preference. In addition, subject to certain conditions, in the event that a Series F Reset Price is less than $1.966, the Company may redeem all of the Series F preferred stock at the liquidation preference.

     In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series F preferred stock may require the Company to redeem any or all of their

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series F preferred stock may not exercise their right of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. Unless the Company elects to redeem the Series F preferred stock at a price per share equal to the greater of 130% of the liquidation preference and a price based on the closing bid price of the Company's common stock, then, at the time of any of the following events, the holders of the Series F preferred stock are entitled to a substantial reduction in the conversion price and a payment of 1% of the liquidation preference for each day that any of such events continues for up to 20 days in any 365-day period: (i) the Company's failure to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; or (ii) the Company's failure to maintain the listing of the common stock on Nasdaq, NYSE or AMEX. If the Company fails to make these 1% penalty payments, the holders of the Series F preferred stock will have the right to require the Company to redeem some or all of their shares at a price per share equal to the greater of 130% of the liquidation preference or a price based on the closing bid price. The holders of the Series F preferred stock also have the right to require the Company to redeem their shares at such price upon the occurrence of any of the following events: (i) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; (ii) the Company's failure to use its reasonable best efforts to maintain the listing of the common stock on Nasdaq, NYSE or AMEX; or (iii) the Company's failure to timely convert shares of Series F preferred stock to common stock. As of December 31, 1999, a total of 6,356,382 shares of common stock were issuable upon the conversion of all Series F preferred stock.

     In November 1999, the Company announced a strategic partnership with OnStar, a division of General Motors Corporation. The agreement entails the licensing of the Company's magicTalk communications platform to be used in the OnStar Advisory System for mid-sized cars and trucks in the GM family. OnStar paid the Company $20.0 million related to a preferred stock investment, technology agreement and license fee. The Company expects to recognize $6.2 million in revenue through mid-2000 associated with this transaction.

     Under a letter agreement dated as of the December 9, 1999 closing date, General Motors agreed that it would not exercise or permit a transferee to exercise the right to convert shares of the Series G preferred stock into shares of the Company's common stock to the extent that the shares of common stock issuable upon conversion would exceed 19.99% of the outstanding shares of the Company's common stock as of December 9, 1999 (the "Exchange Cap") unless the Company (i) obtains the approval of its stockholders as required by Rule 4460(i) and applicable regulations of Nasdaq for issuance of common stock (or securities convertible into or exercisable for common stock) in excess of the Exchange Cap or (ii) obtains a written opinion reasonably satisfactory to General Motors from outside counsel to the Company that such approval is not required. Furthermore, General Motors agreed not to exercise, nor to allow a transferee to exercise, the warrant unless the Company (i) obtains such stockholder approval or (ii) obtains such written opinion.

     The letter agreement requires the Company to seek and use reasonable best efforts to obtain either (a) the stockholder approval required by the applicable rules and regulations of Nasdaq for the issuance by the Company of (i) that portion of the Series G preferred stock that may not be converted without exceeding the Exchange Cap, (ii) the associated warrant, and (iii) shares of the Company's common stock (or securities convertible into or exercisable for common stock) issuable upon conversion of such portion of the Series G preferred stock or upon exercise of the warrant or (b) an opinion of counsel reasonably satisfactory to General Motors that such approval is not required.

     Should the Company fail to obtain the approval of its stockholders or an opinion of counsel reasonably satisfactory to General Motors, then the Company must, at the absolute discretion of the Company, either

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(i) pay to General Motors $7 million in cash, or (ii) pay to General Motors $3.5 million in cash and credit $3.5 million against amounts then owed or next owing by General Motors to the Company.

     Subject to the provisions of the letter agreement, the shares of Series G preferred stock are convertible, at the option of the holder, into common stock of the Company at a conversion rate equal to $10,000 divided by $1.684 (as adjusted for any stock dividends, combinations, splits, reclassifications, exchanges, recapitalizations, capital reorganizations, and the like with respect to such shares). In addition, upon the consent of the holders of at least fifty percent of the Series G preferred stock then outstanding, all outstanding shares of the Series G preferred stock will be converted into shares of common stock automatically and without any further action by the holders of such shares, subject to the provisions of the letter agreement.

     The holders of Series G preferred stock are entitled to receive, when, if and as declared by the Company's Board of Directors, noncumulative cash dividends at the rate of 7% of $10,000 per annum on each outstanding share of Series G preferred stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares).

     The holders of Series G preferred stock are entitled to vote together with the common stock as though part of that class and are entitled to vote on all matters the number of votes equal to the largest number of whole shares of common stock into which the holder's shares of Series G preferred stock may be converted. The holders of Series G preferred stock are entitled to vote as a separate class (i) on any matter as to which such class would be entitled to vote under applicable law, (ii) on any matter proposing to change any provision of the Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock (the "Certificate of Designations") or the Company's Certificate of Incorporation if such action would adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the holders of the Series G preferred stock, unless all series of preferred stock are so altered or changed and (iii) on any matter to increase or decrease the number of authorized shares of Series G preferred stock.

     Furthermore, the holders of the Series G preferred stock, voting as a separate class, have the right to elect one member of the Company's Board of Directors until the earlier of (i) the date upon which less than 600 shares (as adjusted for stock splits, recombinations, reclassifications and the like) of Series G preferred stock are outstanding, (ii) the date upon which General Motors Corporation and its affiliates own less than a majority of the outstanding shares of Series G preferred stock (as adjusted for stock splits, recombinations, reclassifications and the like), and (iii) the date of consummation of an acquisition or asset transfer, as those terms are defined in
Section 3(b) of the Certificate of Designations. As of December 31, 1999, a total of 11,876,484 shares of common stock were issuable upon the conversion of all Series G preferred stock.

     During 1999, adjustments to accumulated deficit of approximately $251 thousand were recorded to recognize the value of favorable conversion rights associated with the warrants for Series D preferred stock issued during the period. Adjustments to accumulated deficit of approximately $485 thousand were recorded in the year ended December 31, 1999, to recognize the value of favorable conversion, redemption and exercise rights associated with the Series F preferred stock issued during the period. Adjustments to accumulated deficit of approximately $11.7 million were recorded in the year ended December 31, 1999, to recognize the value of favorable conversion, redemption and exercise rights associated with the Series G preferred stock and related warrants issued during the period. The adjustments principally represent the calculation of the Black-Scholes warrant costs. Adjustments to accumulated deficit of approximately $1.1 million were recorded in the year ended December 31, 1999, to record dividends accrued for the period.

     During the year ended December 31, 1999, 5,600 shares of the 5 1/2% Cumulative Convertible Series B Preferred Stock were converted into 2.5 million shares of common stock. As of December 31, 1999, no shares of the Series B preferred stock were outstanding. During the year ended December 31, 1999, 1,549 shares of the Series C Convertible Preferred Stock were converted into 4.9 million shares of common stock. As of

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 1999, no shares of the Series C preferred stock were outstanding. During the year ended December 31, 1999, 10 shares of the Series D Convertible Preferred Stock were converted into 104 thousand shares of common stock. As of December 31, 1999, 990 shares of the Series D preferred stock were outstanding. During the year ended December 31, 1999, 156 shares of the Series F Convertible Preferred Stock were converted into 1.2 million shares of common stock. As of December 31, 1999, 844 shares of the Series F preferred stock were outstanding. As of December 31, 1999, 1,500 shares of Series G preferred stock were outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

  Accounting for Stock-Based Compensation

     As of December 31, 1999, the Company had three stock-based compensation plans, which consist of two stock option plans and an employee stock purchase plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for stock options issued to employees. The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Compensation expense recognized under these three plans for 1999, 1998, and 1997 was $772,000, $1,390,000, and none, respectively and relate principally to the divestiture of DSI (see Note 6). Excluding the compensation expense recorded in 1999 and 1998, had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value approach described in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                          YEARS ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1999         1998         1997
                                                     ---------    ---------    ---------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Net loss
  As reported......................................  $(47,575)    $(38,908)    $(28,384)
  Pro forma........................................   (52,594)     (42,928)     (30,641)
Net loss per share
  As reported......................................  $  (1.56)    $  (2.09)    $  (1.06)
  Pro forma........................................     (1.69)       (2.22)       (1.14)

  Stock Option Plans

     The Company has two stock option plans, the Amended and Restated 1990 Stock Option Plan ("1990 Stock Option Plan") and the 1994 Outside Directors Stock Option Plan, as amended ("Directors Option Plan"). Under the 1990 Stock Option Plan, the Company has reserved an aggregate of 12,870,000 shares of common stock for issuance. The 1990 Stock Option Plan provides that stock options may be granted to employees (including officers), consultants, advisers and other independent contractors, at an exercise price not less than 100% of the fair market value, as determined by the Board of Directors, for incentive stock options, and 50% of the fair market value for nonqualified stock options, at the grant date. All options granted under the 1990 Stock Option Plan must have a term not greater than 10 years from the date of grant. The Board of Directors determines the number of shares for which an option may be granted. Options issued generally vest 25% after one year and then ratably at 1/48 per month thereafter. However, in April 1997, 1,182,500 options were granted to Company employees (excluding officers), subject to acceleration of vesting upon achievement of specified milestones. As of December 31, 1999, up to 100 % of the grant was accelerated based on the achievement of certain of those milestones. Also, in May and September 1999, 154,000, 244,000 options respectively, were granted to Company employees (excluding officers), subject to acceleration of vesting upon achievement of specified milestones. As of December 31, 1999, 50% of the May 1999 grant was

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accelerated and 0% of the September 1999 grant was accelerated based on the achievement of certain of those milestones.

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

     Under SFAS No. 123, the fair value of each option grant under the two stock option plans is estimated on the respective date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1999, 1998, and 1997: zero dividend yield; expected volatility of 70%; risk free interest rates of 5.52%, 4.59%, and 6.42%, respectively; and expected lives of 3.30, 3.50, and 3.24 years, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock.

     Option activity under the Company's two stock option plans was as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Outstanding, beginning of year.......................     7,315      4,991      3,926
Granted..............................................     2,692      3,811      3,494
Exercised............................................      (995)    (1,117)      (208)
Canceled.............................................    (1,933)      (370)    (2,221)
                                                       --------    -------    -------
Outstanding, end of year.............................     7,079      7,315      4,991
                                                       --------    -------    -------
Shares available for future grant....................     1,701      2,361        802
Options authorized to be issued......................    13,420     13,420      8,320
Options exercisable, end of year.....................     3,210      1,932      1,387
Weighted-average exercise prices:
  Outstanding at beginning of year...................  $   4.44    $  2.28    $  3.17
  Granted............................................      3.50       6.40       1.78
  Exercised..........................................      1.67       2.27       0.63
  Canceled...........................................      5.40       2.19       3.22
  Outstanding, end of year...........................      4.21       4.44       2.28
Options exercisable, end of year.....................      3.87       2.52       2.99
Weighted-average fair value of options granted
  during the year....................................  $   1.84    $  3.44    $  0.95

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information about options outstanding under the Company's two stock option plans as of December 31, 1999 (shares in thousands):

                                               OPTIONS OUTSTANDING
                                    -----------------------------------------      OPTIONS EXERCISABLE
                                                     WEIGHTED-                   ------------------------
                                                      AVERAGE       WEIGHTED-                   WEIGHTED-
                                                     REMAINING       AVERAGE                     AVERAGE
                                      NUMBER        CONTRACTUAL     EXERCISE       NUMBER       EXERCISE
     RANGE OF EXERCISE PRICES       OUTSTANDING    LIFE (YEARS)       PRICE      OUTSTANDING      PRICE
     ------------------------       -----------    -------------    ---------    -----------    ---------
$0.40 to $2.72....................     1,964           8.43          $ 1.84           840        $ 1.74
$2.84 to $5.88....................     2,494           7.99            3.45         1,421          3.16
$5.97 to $7.28....................     2,566           8.72            6.60           916          6.64
$8.94 to $13.06...................        57           7.64           11.93            32         11.50
                                       -----           ----          ------         -----        ------
$0.40 to $13.06...................     7,079           8.37          $ 4.21         3,210        $ 3.87

  1995 Employee Stock Purchase Plan

     As of December 31, 1999, the Company had reserved an aggregate of 551,869 shares of common stock for issuance under the 1995 Employee Stock Purchase Plan, as amended ("Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during 12-month and 6-month offering periods. The price for the initial offering period was equal to 85% of the fair market value of common stock at the close of business on the day prior to the first day of the initial offering period or the fair market value of common stock on the last day of the purchase period, whichever was lower. The price at which stock is purchased under the Purchase Plan for all subsequent periods is equal to 85% of the fair market value of common stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. Under the Purchase Plan, the Company sold 92,411, 124,813, and 84,890 shares to its employees in 1999, 1998, and 1997 respectively.

     Under SFAS No. 123, the fair value of employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997: zero dividend yield and expected life of 12 months for each year; expected volatility of 70%; and risk free interest rates of 5.01%, 5.37%, and 5.53%, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock. The weighted-average fair value of purchase rights (including the 15% discount off of the quoted market price of common stock) granted in 1999, 1998 and 1997 was $1.09, $0.73, and $0.70, respectively.

  Restricted Stock Grant

     During 1997, the Company sold to its Chairman, Chief Executive Officer and President 135,000 shares of restricted common stock for $0.10 per share. The Company recorded approximately $155,000 of deferred compensation in connection with the sale of these shares, which had been fully expensed by December 31, 1998. During 1998, the Company sold to its Chief Technology Officer 280,000 shares of restricted common stock for $0.10 per share. The Company recorded approximately $393,000 of deferred compensation in connection with the sale of these shares, which had been fully expensed as of December 31, 1998.

NOTE 11: RETIREMENT PLAN

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

NOTE 12: COMMITMENTS

  Purchase Commitments

     In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is currently obligated to purchase $13,000,000 in telecommunications services during the three-year period ending April 30, 2001, of which $1,500,000 has been purchased as of December 31, 1999. The charges underlying this commitment will be expensed in the periods in which they occur.

  Long-Term Debt

     In December 1997, the Company entered into a $4,000,000 term loan with a financial institution. The loan bore interest at 0.25% above the financial institution's prime rate, and had a term of 40 months with interest only due in the first four months and principal and interest due monthly thereafter. This loan was secured by all of the assets of the Company, including its intellectual property. The loan was paid in full on August 31, 1999.

     In June 1998, the Company secured a $3,000,000 term loan with the same financial institution. The loan bore interest at the financial institution's prime rate, and had a term of 42 months with interest only due in the first six months and principal and interest due monthly thereafter. This loan was secured by all of the assets of the Company, including its intellectual property. The loan was paid in full on August 31, 1999.

  Lease Commitments

     The Company leases two facilities under operating leases extending through 2002 and 2003, respectively. The leases require the Company to pay all executory costs, such as maintenance and insurance, and provide for escalating rent payments. The Company is amortizing the total rent payments over the lease term on a straight-line basis for the leases. The Company has subleased the second of its facilities in Sunnyvale consisting of 20,000 square feet, under subleases expiring in 2001 and 2003.

     Rent expense was approximately $688,000, $175,000, and $790,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

                                                             OPERATING
                 YEARS ENDING DECEMBER 31,                    LEASES
                 -------------------------                   ---------
2000.......................................................   $  579
2001.......................................................      597
2002.......................................................      538
2003.......................................................      160
2004 and thereafter........................................        0
Total minimum lease payments...............................   $1,874
                                                              ======

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13: INCOME TAXES

     Income tax expense for the years ended December 31, 1999, 1998, and 1997 is comprised primarily of foreign withholding and state taxes.

     Total income tax expense differs from expected tax expense (computed by multiplying the U.S. income statutory rate of 34% to loss before income tax) as a result of the following (in thousands):

                                                                1999        1998       1997
                                                              --------    --------    -------
Years ended December 31, (in thousands):
  Expected tax benefit......................................  $(16,167)   $(13,222)   $(9,645)
  Losses and temporary difference for which no tax benefit
     was realized...........................................    15,912      11,599      9,248
  Nondeductible expenses....................................       255       1,623        397
  Foreign withholding and state taxes.......................        23          19         17
                                                              --------    --------    -------
          Total tax expense.................................  $     23    $     19    $    17
                                                              ========    ========    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                1999         1998
                                                              ---------    --------
December 31, (in thousands):
  Deferred tax assets:
  Accruals and other reserves...............................  $   5,041    $  1,634
  Deferred revenue..........................................      2,525         857
  Loss carryovers and deferred start-up expenditures........     84,099      69,386
  Foreign tax credit carryforward...........................      1,215       1,740
  Research and development credit carryforward..............      9,663       8,661
  Fixed assets..............................................      1,201         916
                                                              ---------    --------
          Total gross deferred tax assets...................  $ 103,744    $ 83,194
                                                              ---------    --------
Less valuation allowance....................................   (103,744)    (83,194)
                                                              ---------    --------
          Net deferred tax assets...........................  $      --    $     --
                                                              =========    ========

     The net change in the total valuation allowance for the year ended December 31, 1999 was a net increase of $21,075,000.

     Deferred tax assets as of December 31, 1999 include approximately $6,150,000 relating to the exercise of stock options, which will be credited to equity if and when realized.

     As of December 31, 1999, the Company has cumulative federal net operating losses of approximately $215,844,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2006 through 2019. The Company has cumulative state net operating losses of approximately $115,402,000, which can be used to offset future income subject to state income taxes. The state tax loss carryforwards will expire from 1999 through 2004.

     As of December 31, 1999, foreign tax credits of approximately $1,215,000 are available to reduce future federal income taxes. Foreign tax credit carryforwards expire from 1999 through 2001.

     As of December 31, 1999, unused research and development tax credits of approximately $6,272,000 and $3,391,000 are available to reduce future federal and California income taxes, respectively. Federal credit carryforwards expire from 2007 through 2019; California credits will carry forward indefinitely.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards may be limited in their annual usage.

NOTE 14: SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, major customers, and geographic areas.

     Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not evaluated by the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying consolidated statement of operations. The Company therefore operates in a single operating segment: voice application services.

     From its inception through the year ended December 31, 1999, the Company has derived revenue from two product lines. Initially, the Company derived revenues from the development, licensing, manufacturing and sale of handheld communications device technologies and products, including object-oriented software platform technologies ("Handheld Technologies"). In 1997, the Company began developing and marketing platforms for the delivery of voice application services and products, and in 1998, launched Portico, a General Magic branded service, and the first voice application developed, deployed, and hosted by the Company. Effective October 1998, the Company divested itself of its DataRover handheld communications device division in order to focus on the development, marketing and sale of voice application services.

     Revenue by product offering was as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Voice Application Services...............................  $2,484    $1,654    $   --
Handheld Technologies....................................      --       632     3,456
                                                           ------    ------    ------
                                                           $2,484    $2,286    $3,456
                                                           ======    ======    ======

     For the year ended December 31, 1999, revenue from one major customer accounted for 61% of total revenue. For the year ended December 31, 1998, revenue from one major customer, a stockholder in the Company, accounted for 66% of total revenue. For the year ended December 31, 1997, revenue from two major customers, both then stockholders in the Company, accounted for 69% and 13% of total revenue, respectively.

     The Company's revenue was generated principally from its headquarters in North America. Revenue from customers in Japan amounted to none, $387,000, and $2,875,000 for the years ended December 31, 1999, 1998, and 1997 respectively. The Company did not receive revenue from customers in Europe for the years ended December 31, 1999, 1998, and 1997. Substantially all of the Company's tangible assets are located at its North American headquarters.

                              GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15: SUBSEQUENT EVENTS (UNAUDITED)

  Conversion of Preferred Stock

     On January 3, 2000, 3 shares of Series F Preferred Stock were converted into 22,601 shares of common stock. On January 4, 2000, 132 shares of Series D Preferred Stock were converted into 813,708 shares of common stock. On January 4, 2000, 183 shares of Series F Preferred Stock were converted into 1,378,824 shares of common stock. On January 6, 2000, 268 shares of Series D Preferred Stock were converted into 1,652,559 shares of common stock. On January 6, 2000, 8 shares of Series F Preferred Stock were converted into 60,292 shares of common stock. On March 3, 2000, 81 shares of Series D preferred stock were converted into 503,200 shares of common stock. On March 14, 2000, 110 shares of Series D preferred stock were converted into 684,282 shares of common stock. On March 16, 2000, 249 shares of Series E preferred stock were converted into 655,263 shares of common stock, and a warrant to purchase 100 shares of Series E preferred stock was exercised for 263,157 shares of common stock. On March 23, 2000, 125 shares of Series F preferred stock were converted into 951,635 shares of common stock.

  Financing Transaction

     On March 29, 2000, the Company entered into a private financing transaction that will provide $22,000,000 in cash to the Company from the sale of 2,200 shares of Series A convertible preferred stock. As part of the transaction, the Company will issue three year warrants to purchase additional shares of common stock in the approximate amount of half the number of shares of common stock into which the preferred stock is convertible.

     On March 10, 2000 the Company agreed to amend the common stock investment agreement relating to the equity line of credit discussed in Note 9, to provide the institutional investor with the option to purchase additional shares of the Company's common stock equal to 100% of the amount specified in its put notice to the investor. The aggregate amount available under the equity line, however, was not increased by this amendment.

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

Dated: March 30, 2000

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

                       SIGNATURE                                     TITLE:                  DATE:
                       ---------                                     ------                  -----

                 By: /s/ STEVEN MARKMAN                   Chairman and Chief Executive   March 30, 2000
   -------------------------------------------------      Officer (Principal Executive)
                     Steven Markman

                 By: /s/ ROSE MARCARIO                       Chief Financial Officer     March 30, 2000
   -------------------------------------------------        (Principal Financial and
                     Rose Marcario                             Accounting Officer)

                          By:                                       Director
   -------------------------------------------------
                    Chester A. Huber

                By: /s/ PHILIP D. KNELL                             Director             March 30, 2000
   -------------------------------------------------
                    Philip D. Knell

                          By:                                       Director
   -------------------------------------------------
                  Elizabeth A. Fetter

                By: /s/ SUSAN G. SWENSON                            Director             March 30, 2000
   -------------------------------------------------
                    Susan G. Swenson

                By: /s/ DENNIS F. STRIGL                            Director             March 30, 2000
   -------------------------------------------------
                    Dennis F. Strigl

                              GENERAL MAGIC, INC.

                      EXHIBITS TO FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 2.1(2)   Stock Purchase Agreement between the Company and DataRover
          Mobile Systems, Inc. dated October 28, 1998 is incorporated by reference to Exhibit 2.1 to the Company's Report on Form
          10-K filed with the Securities and Exchange Commission on
          March 31, 1998
 3.1      Agreement and Plan of Merger between General Magic, Inc., a
          California corporation, and the Company is incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's
          Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 1995 (File No.
          33-87164)
 3.2      Certificate of Incorporation of the Company is incorporated by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 filed with the Securities and Exchange
          Commission on February 9, 1995 (File No. 33-87164)
 3.3      Certificate of Amendment of Certificate of Incorporation of
          the Company is incorporated by reference to Exhibit 3.3 to
          Amendment No. 1 to the Company's Registration Statement on
          Form S-1 filed with the Securities and Exchange Commission on January 13, 1995 (File No. 33-87164)
 3.4      Certificate of Correction of the Certificate of Amendment of
          the Company is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 25, 1996
          (File No. 333-12667)
 3.5      Certificate of Retirement and Elimination of Classes of
          Common Stock and Series of Preferred Stock of the Company is
          incorporated by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 11, 1997 (File No.
          333-33329)
 3.6      Certificate of Designation of Series A Convertible Preferred
          Stock of the Company is incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-3
          filed with the Securities and Exchange Commission on May 1,
          1998 (File No. 333-51685)
 3.7      Certificate of Designation of the 5 1/2% Cumulative
          Convertible Series B Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 1, 1998 (File No. 333-51685)
 3.8      Certificate of Designations, Preferences and Rights of
          Series C Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on June 29, 1998 (File No. 000-25374)
 3.9      Certificate of Amendment to Certificate of Incorporation of
          the Company is incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999
          (File No. 333-71781)
 3.10     Certificate of Amendment of Certificate of Designations,
          Preferences and Rights of Series C Convertible Preferred
          Stock of the Company is incorporated by reference to Exhibit
          4.11 to the Company's Registration Statement on Form S-8
          filed with the Securities and Exchange Commission on
          February 4, 1999 (File No. 333-71781)
 3.11     Certificate of Designations, Preferences and Rights of
          Series D Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on April 2, 1999

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 3.12     Certificate of Designations, Preferences and Rights of
          Series E Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No.
          333-83075)
 3.13     Certificate of Designations, Preferences and Rights of
          Series F Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on September 10, 1999
 3.14     Certificate of Designations, Preferences and Rights of
          Series G Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on February 2, 2000
 3.15     Second Amended and Restated Bylaws of the Company are
          incorporated by reference to Exhibit 4.6 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 6, 1998 (File No.
          333-45751)
 3.16     Certificate of Merger of Netphonic Communications, Inc. into the Company is incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999
          (File No. 333-71781)
 4.1      Form of Certificate for Common Stock is incorporated by
          reference to Exhibit 4.1 to Amendment No. 2 to the Company's
          Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 31, 1995 (File No.
          33-87164)
 4.2      Preferred Stock Investment Agreement by and among
          Registrant, Halifax Fund, L.P., RBC International Investors,
          LDC, Heracles Fund and Themis Partners L.P. dated March 3,
          1998 is incorporated by reference to Exhibit 4.1 to the
          Company's Registration Statement on Form S-3 filed with the
          Securities and Exchange Commission on May 1, 1998 (File No.
          333-51685)
 4.3      Registration Rights Agreement by and among Registrant,
          Halifax Fund, L.P., RBC International Investors, LDC,
          Heracles Fund and Themis Partners L.P. dated March 3, 1998 is incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 1, 1998 (File No. 333-51685)
 4.4      Form of Common Stock Purchase Warrant is incorporated by
          reference to Exhibit 4.3 to the Company's Registration
          Statement on Form S-3 filed with the Securities and Exchange
          Commission on May 1, 1998 (File No. 333-51685)
 4.5 (1)  Preferred Stock Purchase Agreement by and between Registrant and Microsoft Corporation dated February 26, 1998 is
          incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed
          with the Securities and Exchange Commission on June 5, 1998
          (File No. 333-51685)
 4.6      Investor Rights Agreement by and between Registrant and
          Microsoft Corporation dated February 27, 1998 is
          incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed
          with the Securities and Exchange Commission on June 5, 1998
          (File No. 333-51685)
 4.7 (1)  Patent License Agreement by and between Registrant and
          Microsoft Corporation dated February 27, 1998 is
          incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed
          with the Securities and Exchange Commission on June 5, 1998
          (File No. 333-51685)
 4.8      Covenant Not to Sue by and between Registrant and Microsoft
          Corporation dated February 27, 1998 is incorporated by
          reference to Exhibit 4.7 to Amendment No. 2 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 5, 1998 (File No. 333-51685)
 4.9      Voting and Waiver Agreement by and among the Registrant and holders of the Registrant's Series C Convertible Preferred
          Stock dated October 22, 1998 is incorporated by reference to
          Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1998

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 4.10     Securities Purchase Agreement by and among the Registrant
          and the Institutional Investors dated June 24, 1998 is
          incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on June 29, 1998
 4.11     Registration Rights Agreement by and among the Registrant
          and the Institutional Investors dated June 24, 1998 is
          incorporated by reference to Exhibit 4.3 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on June 29, 1998
 4.12     Form of Warrant issued to the Institutional Investors
          pursuant to the Securities Purchase Agreement dated June 24,
          1998 is incorporated by reference to Exhibit 4.2 to the
          Company's Report on Form 8-K filed with the Securities and
          Exchange Commission on June 29, 1998
 4.13     Securities Purchase Agreement, dated as of March 30, 1999, by and among the Company and the buyers listed on the
          Schedule of Buyers thereto is incorporated by reference to
          Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 1999
 4.14     Form of Warrant issued to holders of the Series D
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 1999
 4.15     Registration Rights Agreement, dated as of March 30, 1999, among the Company and the holders of the Series D
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.3 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 1999
 4.16     Series E Preferred Stock and Warrant Purchase Agreement
          dated June 18, 1998 between the Company and Excite, Inc. is incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No.
          333-83075)
 4.17     Form of Warrant for the purchase of shares of Series E
          Preferred Stock pursuant to the Series E Preferred Stock and
          Warrant Purchase Agreement dated June 18, 1999 is
          incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No.
          333-83075)
 4.18     Common Stock Investment Agreement, dated as of July 30,
          1999, between the Company and Cripple Creek Securities, LLC is incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on August 3, 1999
 4.19     Registration Rights Agreement, dated as of July 30, 1999,
          between the Company and Cripple Creek Securities, LLC is
          incorporated by reference to Exhibit 4.2 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on August 3, 1999
 4.20     Exchange Agreement, dated as of September 9, 1999, among the
          Company and the investors listed on the Schedule of
          Investors thereto is incorporated by reference to Exhibit
          4.1 to the Company's Report on Form 8-K filed with the
          Securities and Exchange Commission on September 10, 1999
 4.21     Amendment #1 to Registration Rights Agreement, dated as of
          June 25, 1999 among the Company and the holders of Series D
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.5 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999
 4.22     Amendment #2 to Registration Rights Agreement, dated as of
          July 9, 1999 among the Company and the holders of Series D
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.6 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999
 4.23     Amendment #3 to Registration Rights Agreement, dated as of
          July 23, 1999 among the Company and the holders of Series D
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.7 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 4.24     Amendment #4 to Registration Rights Agreement, dated as of
          August 6, 1999 among the Company and the holders of Series D
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.8 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999
 4.25     Waiver Agreement, dated as of September 9, 1999, among the
          Company and the stockholders listed on the Schedule of
          Stockholders thereto is incorporated by reference to Exhibit
          4.9 to the Company's Report on Form 8-K filed with the
          Securities and Exchange Commission on September 10, 1999
 4.26     Amendment #1 to the Common Stock Investment Agreement, dated as of July 30, 1999, between the Company and Cripple Creek
          Securities, LLC, is incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-Q filed with the
          Securities and Exchange Commission on November 15, 1999
 4.27     Series G Preferred Stock and Warrant Purchase Agreement
          dated November 9, 1999 between the Company and General
          Motors Corporation, by and through its OnStar Division, is incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on February 2, 2000
 4.28     Letter Agreement dated as of December 9, 1999 between the
          Company and General Motors Corporation is incorporated by
          reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on
          February 2, 2000
 4.29     Form of Warrant for the Purchase of Shares of Series G
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.3 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2000
 4.30     Registration Rights Agreement dated November 9, 1999 between the Company and General Motors Corporation, by and through its OnStar Division, is incorporated by reference to Exhibit
          4.4 to the Company's Report on Form 8-K filed with the
          Securities and Exchange Commission on February 2, 2000
 4.31     Amendment No. 2 to the Common Stock Investment Agreement
          dated March 10, 2000 between the Company and Cripple Creek
          Securities, LLC, is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the
          Securities and Exchange Commission on March 14, 2000
10.1      Form of Indemnity Agreement for officers and directors of
          the Company is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 1995
          (File No. 33-87164)
10.2      The Company's Amended and Restated 1990 Stock Option Plan,
          as amended through April 16, 1998, and related forms of
          agreement, is incorporated by reference to Exhibit 10.2. to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999
10.3      The Company's Amended and Restated 1995 Employee Stock
          Purchase Plan, effective as of February 1, 1999, and
          attached forms of agreement, is incorporated by reference to
          Exhibit 4.17 to the Company's Registration Statement on Form
          S-8 filed with the Securities and Exchange Commission on
          December 23, 1999 (File No. 333-93479)
10.4      Nonstatutory Stock Option Agreement dated as of May 28, 1999 between the Company and Philip D. Knell is incorporated by reference to Exhibit 4.18 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on December 23, 1999 (File No. 333-93479)
10.5      The Company's 1994 Outside Directors Stock Option Plan, as
          amended through April 16, 1998, and related forms of
          agreement, is incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
10.6      Loan and Security Agreement between the Company and Silicon
          Valley Bank dated December   , 1997 is incorporated by
          reference to Exhibit 10.5 to the Company's Report on Form
          10-K filed with the Securities and Exchange Commission on
          March 31, 1998
10.7      Loan Modification Agreement between the Company and Silicon
          Valley Bank dated December 18, 1998 is incorporated by
          reference to Exhibit 10.6 to the Company's Report on Form
          10-K filed with the Securities and Exchange Commission on
          March 31, 1998
10.8      Loan and Security Agreement between the Company and Silicon
          Valley Bank dated June 22, 1998 is incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
          1998
10.9      Loan Modification Agreement between the Company and Silicon
          Valley Bank dated February 15, 1999 is incorporated by
          reference to Exhibit 10.8 to the Company's Report on Form
          10-K filed with the Securities and Exchange Commission on
          March 31, 1998
10.10     Sublease between ARGOSystems, Inc. and the Company dated
          April 12, 1994 for 420 N. Mary Avenue, Sunnyvale, California
          is incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-1 filed with the
          Securities and Exchange Commission on February 9, 1995 (File
          No. 33-87164)
10.11     Amendment No. 1 and Partial Termination of Sublease
          Agreement between the Company and ArgoSystems, Inc. dated
          April 1, 1997 is incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-K filed with the
          Securities and Exchange Commission on March 31, 1998
10.12     Amendment No. 2 to Sublease Agreement between the Company
          and ArgoSystems, Inc. dated January 1, 1998 is incorporated by reference to Exhibit 10.10 to the Company's Report on
          Form 10-K filed with the Securities and Exchange Commission on March 31, 1998
10.13     Lease Agreement dated February 20, 1998 between Aetna Life
          Insurance Company, as Landlord, and Classifieds2000, Inc.,
          as Tenant is incorporated by reference to Exhibit 10.20 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999
10.14     Consent to Subletting dated December 7, 1998 between Aetna
          Life Insurance Company, as Landlord, Classifieds2000, Inc.,
          as Tenant, and the Company, as Subtenant, is incorporated by reference to Exhibit 10.21 to the Company's Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 17, 1999
10.15     Sublease dated December 4, 1998 between Classifieds2000,
          Inc., as Sublandlord, and the Company, as Subtenant, under
          Master Lease dated February 20, 1998 between Aetna Life
          Insurance Company and Classifieds2000, Inc., is incorporated by reference to Exhibit 10.22 to the Company's Report on
          Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999
10.16     Sub-Sublease dated February 8, 1999 between the Company, as
          Sub-Sublessor, and DataRover Mobile Systems, Inc., as
          Sub-Sublessee is incorporated by reference to Exhibit 10.23 to the Company's Report on Form 10-Q filed with the
          Securities and Exchange Commission on May 17, 1999
10.17     Sub-Sublease dated December 3, 1999 between the Company, as
          Sub-Sublessor, and Avcom Technologies, Inc., as
          Sub-Sublessee
10.18     Consent to Sub-Subletting dated December 15, 1999, among
          Aetna Life Insurance Company, as Landlord, the Company, as
          Sub-Sublandlord, and Avcom Technologies, Inc., as
          Sub-Subtenant
10.19(2)  Services Agreement between the Company and Qwest
          Communications Corporation dated April 30, 1998 is
          incorporated by reference to Exhibit 10.11 to the Company's
          Report on Form 10-K filed with the Securities and Exchange
          Commission on March 31, 1998

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
10.20(2)  Service Agreement between the Company and Qwest
          Communications Corporation dated November 11, 1998 is
          incorporated by reference to Exhibit 10.12 to the Company's
          Report on Form 10-K filed with the Securities and Exchange
          Commission on March 31, 1998
10.21(2)  Product Integration and Marketing Agreement between the
          Company and Intuit, Inc. dated November 6, 1998 is
          incorporated by reference to Exhibit 10.13 to the Company's
          Report on Form 10-K filed with the Securities and Exchange
          Commission on March 31, 1998
10.22(3)  License Agreement dated April 30, 1998 between the Company and Portal Information Network, Inc., as amended, is
          incorporated by reference to Exhibit 10.24 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on May 17, 1999
10.23(3)  Prototype Development Agreement dated March 3, 1997 between the Company and Nuance Communications, as amended, is
          incorporated by reference to Exhibit 10.25 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on May 17, 1999
10.24(3)  Development and License Agreement dated May 12, 1997 between the Company and Starfish Software, Inc. is incorporated by reference to Exhibit 10.26 to the Company's Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 17, 1999
10.25(3)  Software Support and Maintenance Agreement dated January 1,
          1999 between the Company and Starfish Software, Inc. is
          incorporated by reference to Exhibit 10.27 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on May 17, 1999
10.26(3)  Software License and Services Agreement dated October 6,
          1997 between the Company and Oracle Corporation, as amended, is incorporated by reference to Exhibit 10.28 to the
          Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on May 17, 1999
10.27(3)  Master Agreement for Internetworking Services dated
          September 4, 1998 between the Company and GTE
          Internetworking Incorporated, as amended, is incorporated by reference to Exhibit 10.29 to the Company's Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 17, 1999
10.28(3)  Flagship License Agreement dated March 31, 1998 between the
          Company and Isocor, as amended, is incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999
10.29(3)  Agreement dated August 18, 1998 between the Company and
          Paymentech Merchant Services, Inc. is incorporated by
          reference to Exhibit 10.31 to the Company's Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 17, 1999
10.30(4)  Field Trial Agreement dated as of October 1, 1998 between the Company and BellSouth Cellular Corp. is incorporated by reference to Exhibit 10.34 to the Company's Report on Form
          10-Q/A filed with the Securities and Exchange Commission on
          August 23, 1999
10.31(4)  Unified Messaging Services Agreement dated as of April 28,
          1999 between the Company and Excite, Inc. is incorporated by reference to Exhibit 10.35 to the Company's Report on Form
          10-Q/A filed with the Securities and Exchange Commission on
          August 23, 1999
10.32(4)  Amended License Agreement dated as of March 31, 1999 between the Company and Fonix/ Acuvoice, Inc. is incorporated by
          reference to Exhibit 10.36 to the Company's Report on Form
          10-Q/A filed with the Securities and Exchange Commission on
          August 23, 1999
10.33(5)  Development and License Agreement, dated November 9, 1999, between the Company and General Motors Corporation, by and through its OnStar Division, is incorporated by reference to
          Exhibit 99.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2000
10.34     Letter Agreement between the Company and Steven Markman
          dated September 12, 1996 is incorporated by reference to
          Exhibit 10.14 to the Company's Report on Form 10-K filed
          with the Securities and Exchange Commission on March 31,
          1998

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
10.35     Letter Agreement between the Company and Linda A. Hayes
          dated August 7, 1997 is incorporated by reference to Exhibit
          10.15 to the Company's Report on Form 10-K filed with the
          Securities and Exchange Commission on March 31, 1998
10.36     Letter Agreement between the Company and James P. McCormick dated May 30, 1997 is incorporated by reference to Exhibit
          10.16 to the Company's Report on Form 10-K filed with the
          Securities and Exchange Commission on March 31, 1998
10.37     Letter Agreement dated February 19, 1999 between the Company and James P. McCormick is incorporated by reference to
          Exhibit 10.32 to the Company's Report on Form 10-Q filed
          with the Securities and Exchange Commission on May 17, 1999
10.38     Letter Agreement dated February 5, 1999 between the Company and Kevin J. Surace is incorporated by reference to Exhibit
          10.33 to the Company's Report on Form 10-Q filed with the
          Securities and Exchange Commission on May 17, 1999
10.39     Letter Agreement dated May 24, 1999 between the Company and
          Kevin J. Surace is incorporated by reference to Exhibit
          10.37 to the Company's Report on Form 10-Q/A filed with the
          Securities and Exchange Commission on August 23, 1999
10.40     Letter Agreement between the Company and Rose M. Marcario
          dated October 15, 1999
10.41     Severance and Change of Control Agreement between the
          Company and Steven D. Schramm dated October 2, 1998 is
          incorporated by reference to Exhibit 10.17 to the Company's
          Report on Form 10-K filed with the Securities and Exchange
          Commission on March 31, 1998
10.42     Letter Agreement between the Company and Steven D. Schramm dated October 2, 1998 is incorporated by reference to
          Exhibit 10.18 to the Company's Report on Form 10-K filed
          with the Securities and Exchange Commission on March 31,
          1998
23.1      Consent of Independent Auditors
24.1      Power of Attorney (See signature page)
27.1      Financial Data Schedule

---------------
(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on May 1, 1998.

(2) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on March 30, 1998.

(3) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on May 17, 1999.

(4) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 23, 1999.

(5) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on February 2, 2000.