Form 10-K/A
period 1999-12-31
GENERAL MAGIC INC
filed 2000-04-28
CIK 933524

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                                ----------------

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

   Outstanding shares of registrant's common stock, $.001 par value, as of March 20, 2000: 50,338,415

                              REASON FOR AMENDMENT

   After filing its Annual Report on Form 10-K, the registrant discovered a typographical error in Part IV, Item 14, Note 15: Subsequent Events (unaudited) to the Financial Statements where a reference to Series A convertible preferred stock should have been to Series H convertible preferred stock. Accordingly, the registrant is refiling, in its entirety, Part IV, Item 14. Registrant is also filing this Amendment No. 1 to include certain information required in Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                    PART III

Part III is replaced in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

   The table below sets forth, for persons who are nominees for election to the Board of Directors at this meeting, certain information with respect to age and background.

COMMON STOCK DIRECTORS        POSITION WITH THE COMPANY                          AGE    DIRECTOR SINCE
----------------------        -------------------------                          ---    --------------
Steven Markman, Ph.D.......   Chairman, Chief Executive Officer, President and    54       1996
                              Director
Elizabeth A. Fetter........   Director                                            41       2000
Philip D. Knell............   Director                                            55       1998
Tom D. Seip................   Director                                            50       2000
Susan G. Swenson...........   Director                                            52       1997

SERIES G DIRECTOR             POSITION WITH THE COMPANY                          AGE    DIRECTOR SINCE
-----------------             -------------------------                          ---    --------------
Chester A. Huber, Jr. .....   Director                                            45       1999

   STEVEN MARKMAN, joined the Company as Chairman, Chief Executive Officer and President in September 1996. Prior to joining the Company, Dr. Markman served Novell, Inc. as Executive Vice President and General Manager of the Products Group from January 1996 to September 1996, and as the Executive Vice President and General Manager of the Information Access and Management Group from August 1994 until January 1996. Dr. Markman holds a B.S. and a M.S. in Electrical Engineering and Electrophysics, respectively, from the Polytechnic Institute of Brooklyn. He also received a Ph.D. in Electrophysics from the Polytechnic Institute of New York.

   ELIZABETH A. FETTER has served as a director of the Company since January of 2000. Ms. Fetter has been President of NorthPoint Communications Group, Inc. since March 1999, and was named Chief Executive Officer in March 2000. Ms. Fetter was also Chief Operating Officer of NorthPoint Communications Group, Inc. from March 1999 to March 2000. From January 1998 until March of 1999, Ms. Fetter was Vice President and General Manager of the Consumer Services Group of US WEST. During 1997, Ms. Fetter served as Vice President and General Manager of Operator and Director Services for SBC Communications, Inc., and from March 1991 to October 1997, Ms. Fetter served in various executive positions at Pacific Bell, including most recently as President of the Industry Markets Group. Ms. Fetter is also a director of Andrew Corporation, Datum Inc., and NorthPoint Communications Group, Inc.

   CHESTER A. HUBER, JR. has served as a director of the Company since December 1999. Mr. Huber was named President of OnStar Corporation in December of 1999, and was General Manager of the OnStar Division of General Motors Corporation from June of 1995 until December of 1999. Prior to becoming General Manager of the OnStar Division, Mr. Huber held a variety of engineering, operations and marketing positions spanning a 27-year career with General Motors.

   PHILIP D. KNELL has served as a director of the Company since June 1998. Mr. Knell has been President and General Manager of MCI WorldCom Conferencing since September 1998, and was President and General Manager of the networkMCI Conferencing division of MCI Communications Corporation from July 1995 to September 1998. From December 1992 through June 1995, Mr. Knell was President and Chief Executive Officer of Darome Teleconferencing, Inc.

   TOM D. SEIP has served as a director of the Company since April 2000. Mr. Seip has served as General Partner of Seip Investments LP since January 1998. From January 1983 to June 1998, he was employed by Charles Schwab & Co. in various capacities. Mr. Seip served as Chief Executive Officer of Charles Schwab Investment Management, Inc. and as Trustee of the Schwab Family of Funds and Schwab Investments, and was a member of the Charles Schwab Management Committee from July 1992 to June 1998.

   SUSAN G. SWENSON has served as a director of the Company since August 1997. Ms. Swenson has been President and Chief Operating Officer of Leap Wireless International, Inc. since July of 1999. Ms. Swenson was President and Chief Executive Officer of Cellular One from March 1994 to July 1999. Ms. Swenson is also a director of Leap Wireless International, Inc., Wells Fargo & Company and Palm, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

   As of March 20, 2000, the executive officers of General Magic, who are elected by and serve at the discretion of our Board of Directors, were as follows:

NAME                              AGE         POSITION WITH THE COMPANY              EMPLOYED SINCE
----                              ---         -------------------------              --------------
Steven Markman, Ph.D...........    54    Chairman, Chief Executive Officer And       September 1996
                                         President
Mary E. Doyle..................    47    Senior Vice President of Business           July 1996
                                         Affairs, General Counsel and Secretary
Linda A. Hayes.................    58    Senior Vice President of Marketing          September 1997
Rose M. Marcario...............    35    Senior Vice President and Chief             October 1999
                                         Financial Officer
Elena M. Morera................    48    Vice President of Human Resources           July 1996

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

   Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth information concerning the total compensation of the Chief Executive Officer, four other highest compensated current executive officers of the Company whose salary and bonus for the year ended December 31, 1999, exceeded $100,000, and two former executive officers of the Company whose salary and bonus for the year ended December 31, 1999, exceeded $100,000 but who were not executive officers at December 31, 1999 (the "Named Executive Officers") for the years ended December 31, 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                                         ANNUAL             ------------------------
                                                     COMPENSATION           RESTRICTED    SECURITIES
                                                 ---------------------         STOCK      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR      SALARY($)    BONUS($)      AWARD(s)($)   OPTIONS(#)     COMPENSATION($)
---------------------------            -----    ----------    --------      ----------    ----------     ---------------
Steven Markman, Ph.D.                  1999      350,000           --            --              --               --
  Chairman, Chief Executive            1998      319,423    $ 273,000(1)         --         652,793               --
  Officer and President                1997      301,154       90,000(2)         --              --               --

Mary E. Doyle                          1999      200,000           --            --         225,000               --
Senior Vice President, Business        1998      196,615      100,000(1)         --         150,000               --
Affairs, General Counsel               1997      180,692       53,055(2)         --          70,000           61,762(3)
and Secretary

Linda A. Hayes(4)                      1999      215,000           --            --         150,000               --
  Senior Vice President, Marketing     1998      234,150       75,100(1)         --         225,000               --
                                       1997       60,923       32,400(2)         --         130,000               --

Rose M. Marcario(5)                    1999       38,462       35,000(6)         --         350,000            6,401(7)
  Chief Financial Officer

Elena M. Morera                        1999      142,000           --            --         100,000               --
  Vice President, Human Resources      1998      139,647       42,600(1)         --          70,000               --
                                       1997      128,492       26,200(2)         --          50,000               --
Former Officers:
James P. McCormick(8)                  1999      187,850      468,075(9)         --              --          243,951(10)
  Chief Operating Officer and Chief    1998      201,750      107,500(1)         --         175,000               --
  Financial Officer                    1997      101,077       31,500(2)         --         200,000               --

Kevin J. Surace(11)                    1999      230,000      375,023(12)                        --          189,193(10)
  Executive Vice President,            1998      219,962      138,000(1)                    200,000               --
Business Development and Strategy      1997      192,442       57,221(2)         --          70,000               --

------------

(1)  Includes bonuses earned in fiscal 1998 but paid in fiscal 1999.

(2)  Includes bonuses earned in fiscal 1997 but paid in fiscal 1998.

(3) Represents payment for costs incurred in connection with Ms. Doyle's employment transition.

(4)  Ms. Hayes joined the Company in September 1997.

(5)  Ms. Marcario joined the Company in November 1999.

(6)  Includes a sign-on bonus paid in connection with Ms. Marcario's employment.

(7) Represents payment for costs incurred in connection with Ms. Marcario's employment transition.

(8)  Mr. McCormick left the Company in October 1999.

(9) Represents a retention bonus paid pursuant to an agreement with the Company and a performance bonus earned and paid to Mr. McCormick in 1999. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

(10) Represents gain realized in 1999 on sale of stock received upon exercise of stock options.

(11) Mr. Surace resigned as an officer of the Company in May 1999, and is currently a part-time employee of the Company.

(12) Represents a retention bonus paid to Mr. Surace in 1999 pursuant to an agreement with the Company. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

   The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the year ended December 31, 1999 to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                   INDIVIDUAL GRANTS IN FISCAL 1999
                          -----------------------------------------------------
                                       % OF TOTAL                                    POTENTIAL REALIZABLE VALUE
                           NUMBER OF     OPTIONS                                       AT ASSUMED ANNUAL RATES
                          SECURITIES    GRANTED TO                                   OF STOCK PRICE APPRECIATION
                          UNDERLYING    EMPLOYEES     EXERCISE OR                         FOR OPTION TERM(4)
                            OPTIONS     IN FISCAL        BASE        EXPIRATION      ---------------------------
NAME                       GRANTED(1)     YEAR(2)    PRICE($/SH)(3)     DATE           5%($)            10%($)
----                      ------------ -----------   --------------  ----------       -------         ---------
Steven Markman, Ph.D..           --         --              --               --           --                --
Mary E. Doyle(5)......      150,000         5.7%        3.9375         03/17/09       371,440          941,304
Mary E. Doyle.........       75,000         2.8         3.9688         12/21/09       187,197          474,394
Linda A. Hayes(5).....      150,000         5.7         3.9375         03/17/09       371,440          941,304
Rose M. Marcario......      350,000        13.3         1.9380         11/08/09       426,579        1,081,036
Elena M. Morera(5)....      100,000         3.8         3.9375         03/17/09       247,627          627,536
Former Officers:
James P. McCormick....           --          --             --               --            --               --
Kevin J. Surace.......           --          --             --               --            --               --


------------

(1) Generally, options granted in 1999 under the Amended and Restated 1990 Stock Option Plan vest at the rate of 1/4th on the first anniversary of the date of grant and 1/48th per month thereafter for each full month of the continued employment of the option holder.

(2) The total number of shares subject to options granted to employees in fiscal 1999 was 2,641,500, which number includes options granted to employee directors, but excludes options granted to nonemployee directors and consultants.

(3) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant.

(4) Potential gains are net of exercise price, but before taxes associated with the exercise. These amounts represent certain hypothetical gains based on assumed rates of appreciation, based on the Securities and Exchange Commission's rules, and do not represent the Company's estimate or projection of future Common Stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, overall market conditions and the continued employment of the option holders through the vesting period. The amounts reflected in this table may not be achieved.

(5) Options granted to these Named Executive Officers under the Amended and Restated 1990 Stock Option Plan vest at the rate of 1/24th per month for each full month of the continued employment of the option holder, commencing March 12, 1999.

    The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock during the year ended December 31, 1999, and unexercised options held as of December 31, 1999, by the Named Executive Officers:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED                  IN-THE-MONEY
                            SHARES                        OPTIONS AT 12/31/99(1)             OPTIONS AT 12/31/99(2)
                          ACQUIRED ON      VALUE      ------------------------------    ------------------------------
NAME                       EXERCISE     REALIZED(3)   EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
----                      -----------   -----------   -----------      ------------     -----------      -------------
Steven Markman, Ph.D...          --           --        813,374           589,419         $628,388          $145,013
Mary E. Doyle..........          --           --        235,210           309,790          221,083            83,584
Linda A. Hayes.........          --           --        208,031           296,969          167,231           101,505
Rose M. Marcario.......          --           --             --           350,000               --           677,950
Elena M. Morera........          --           --        135,417           134,583          138,956            56,344
Former Officers:
James P. McCormick.....     200,000      243,951         43,750                --               --                --
Kevin J. Surace........      70,614      189,193        211,886           137,500          177,396                --


----------

(1) Includes options granted at an exercise price greater than the per share closing price of $3.875, as reported on the Nasdaq National Market, on December 31, 1999.

(2) Based on the per share closing price of $3.875 on December 31, 1999, as reported on the Nasdaq National Market, less the exercise price, multiplied by the number of shares underlying the options.

(3) Based on the sale price of the Company's Common Stock on the exercise date, less exercise price, multiplied by the number of shares underlying the options.


COMPENSATION OF DIRECTORS

   Each eligible outside director, who is not an employee of the Company or of any parent or subsidiary corporation of the Company and was a director at time of disbursement was entitled to receive the following amounts of cash compensation for his or her services as a director of the Company: (i) $10,000 per year, payable on the last day of the Company's fiscal year, and (ii) $1,000 or $500 for each regular or special meeting attended by the eligible outside director in person or by telephone, respectively (the "Directors Compensation Plan"). In addition, each eligible outside director was entitled to reimbursement of travel expenses reasonably incurred by him or her in connection with attending any regular or special meeting of the Board of Directors. Furthermore, the 1994 Outside Directors Stock Option Plan (the "Directors Stock Option Plan") provides for automatic initial and annual grants of nonqualified stock options to directors of the Company who are not employees of the Company or of any affiliated corporation. For purposes of the foregoing, any non-employee director will be ineligible to participate either in the Directors Compensation Plan or in the Directors Stock Option Plan if the director's employer is a stockholder of the Company or an affiliated corporation of a stockholder of the Company, or if the director's employer holds a technology license from the Company or is an affiliated corporation of such license holder. During the fiscal year ended December 31, 1999, each of Messrs. Kalogris, Knell, Pieper and Strigl and Ms. Swenson received under the Directors Stock Option Plan an annual option grant for 10,000 shares of Common Stock. Additionally, during 1999 Mr. Knell received an individual stock option grant for 25,000 shares outside of the Directors Stock Option Plan. Mr. Huber is ineligible to participate under both the Directors Compensation Plan and the Directors Stock Option Plan.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    In September 1996, the Company entered into an employment agreement with Steven Markman commencing September 19, 1996. The employment agreement was amended in December 1997 and in October 1999 (together with the employment agreement, the "Employment Agreement"). The Employment Agreement provides that Dr. Markman serve as the Company's Chairman of the Board of Directors, President and Chief Executive Officer for an annual salary of $300,000, subject to annual review by the Board of Directors, and during the first twelve months of his employment, a guaranteed bonus of not less than twenty percent (20%) of his then-current salary. The Employment Agreement further provides that Dr. Markman will be eligible to receive an annual bonus and that his target eligibility will be 80% of his base rate of pay. In accordance with the Employment Agreement, the Company granted

Dr. Markman options for 750,000 shares of the Company's Common Stock. In addition, as further required by his Employment Agreement, the Company granted Dr. Markman the right to purchase up to 135,000 restricted shares of the Company's Common Stock at a price of $0.10 per share. Dr. Markman exercised this right in March 1997. 67,500 of the restricted shares vested in September 1997 and the remaining 67,500 shares vested in September 1998. As permitted under the Employment Agreement, Dr. Markman surrendered 22,562 and 23,584 shares of Common Stock of the Company in September 1997 and September 1998, respectively, in satisfaction of the income and employment tax withholding obligations arising upon the vesting of the restricted shares. Either party may terminate the Employment Agreement at any time, provided that, if prior to September 19, 2000, the Company terminates Dr. Markman's employment other than for "cause" (and not as a result of his death or "disability" (as defined in the agreement)) or Dr. Markman resigns for "good reason" (as defined in the agreement), then (i) Dr. Markman will be entitled to receive his final salary rate until September 19, 2000, provided such period of salary continuance will not be less than one year or more than two years, as well as any bonus he would otherwise have earned in the year of his termination, and (ii) all restricted stock and all stock options previously granted to Dr. Markman by the Company will continue to vest during the period of salary continuance, and such stock options will remain exercisable for a period of 18 months following the later of the date Dr. Markman is terminated as the Company's Chief Executive Officer or the date of such option vesting. If Dr. Markman's employment is terminated by the Company without cause or if Dr. Markman resigns for good reason during the period beginning 30 days prior to the first public announcement that the Company has entered into an agreement that results in a change in control (as defined in the agreement) and ending one year following the change in control, then Dr. Markman is entitled to the same benefits described in the preceding sentence, except that the period of salary continuance shall be no less than two years and except that all of his unvested outstanding stock options and restricted stock will immediately vest.

   In August 1997, the Company entered into a letter agreement with Linda A. Hayes. The employment letter provides that Ms. Hayes serve as the Company's Vice President, Marketing, for an annual salary of $180,000. The agreement also provides that Ms. Hayes is eligible to participate in the Company's bonus plan, with an initial target eligibility of 36% of her base pay. The bonus for the second half of 1997 and first half of 1998 was guaranteed in the amount of $64,800. In accordance with her letter agreement, the Company granted Ms. Hayes options for 130,000 shares of the Company's Common Stock, twenty percent of which vested 90 days following her date of employment. Upon a "transfer of control" (as defined in the Company's standard form of stock option agreement), all of the shares subject to this option will become fully vested and exercisable as of the date ten days prior to the date of the transfer of control.

   In February 1999, the Company entered into a retention agreement with James
P. McCormick. The agreement provided that Mr. McCormick serve as the Company's Chief Operating Officer and Chief Financial Officer through August 19, 1999. Under the agreement, upon the occurrence of a performance milestone, a total of 60,000 unvested shares subject to certain outstanding options vested in full. In addition, as of August 19, 1999, an additional 60,834 unvested shares subject to certain outstanding options vested, and Mr. McCormick received a retention bonus in an amount equal to $200,000, net of any applicable federal and state income taxes and any applicable employment taxes. In connection with Mr. McCormick's resignation from the Company in October 1999, the Company agreed to pay him an additional retention bonus equal to a pro rata share of his 1999 bonus under the Employee Incentive Bonus Plan at 100% of target.

   In February 1999, the Company entered into a retention agreement with Kevin
J. Surace. The agreement provides that Mr. Surace serve as the Company's Executive Vice President of Business Development and Strategy. The agreement was amended by a letter agreement dated May 24, 1999, whereby Mr. Surace resigned as an executive officer of the Company, effective May 17, 1999 and assumed a part-time position with the Company as Advisor, Business Development and Strategy, effective August 7, 1999. Under the agreement, as amended, upon the occurrence of a performance milestone, a total of 60,000 unvested shares subject to certain outstanding options vested in full. Also pursuant to the agreement, as amended, on August 7, 1999 an additional 48,125 unvested shares subject to certain outstanding options vested, and Mr. Surace received a retention bonus in an amount equal to $200,000, net of any applicable federal and state income taxes and any applicable employment taxes. The agreement, as amended, provides that from May 17, 1999 through May 5, 2000, Mr. Surace will be compensated at his base rate of pay in effect as of May 17, 1999, less applicable taxes, and will be eligible to participate in the Company's benefit programs, but will not be eligible to participate in the Employee Incentive Bonus Plan for 1999 or thereafter, or the Company's life, accident and long-term disability insurance programs or to accrue paid time off benefits. The agreement, as amended, further provides for payment of a fee in the amount of 1% of the consideration received by the Company or its stockholders in the event the Company concludes a private placement of the Company's equity securities, a sale, merger, consolidation or other business combination or a joint venture with a partner actively engaged by Mr. Surace in significant discussions on or before May 5, 2000.

   In October 1999, the Company entered into a letter agreement with Rose M. Marcario. The agreement provides that Ms. Marcario serve as the Company's Vice President, Finance and Administration, and Chief Financial Officer for an annual salary of $250,000 and an annual bonus of up to 50% of her base pay. Ms. Marcario also received a one-time sign-on bonus of $35,000 and relocation expenses in an amount up to $35,000 under the letter agreement. In accordance with the letter agreement, the Company granted Ms. Marcario options to purchase 350,000 shares of the Company's Common Stock. If the Company terminates Ms. Marcario's employment prior to the end of her first twelve months of service with the Company for any reason (other than just cause, or upon her death, disability or voluntary resignation), Ms. Marcario will receive her base salary for the remaining balance of the twelve-month period, but not for less than six months from the date of her termination.

   In April 1998, the Board of Directors authorized the Company to adopt a Change of Control Plan (the "Plan") for all of its employees, including the executive officers other than Dr. Markman, which provides for the payment of certain severance benefits in the event of a change of control in the beneficial ownership of the Company (as defined in the Plan). The Plan provides that in the event of a change of control in which the employees' stock options are not assumed or substituted for by the acquiring corporation, such options will become fully vested and exercisable as of a date prior to the change of control. In addition, the Plan provides that severance benefits will be payable to the employees upon the occurrence of both of the following: (1) a change of control of the Company, and (2) within twelve months after the change of control, such individual's employment is involuntarily terminated by the Company other than for "cause" or such individual terminates his or her employment for "good reason" (as those terms are defined in the Plan). Upon the occurrence of the events described in the preceding sentence, each executive officer other than Dr. Markman will be entitled to receive the following benefits: (a) a lump sum cash payment equal to the sum of (i) his or her then-effective annual base salary, plus (ii) 100% of his or her bonus at the "on-target" level for the year in which the termination occurs, and (b) full accelerated vesting of any options to purchase shares of the Company's Common Stock.

   In September 1999, the Compensation Committee of the Board of Directors authorized payment of a retention bonus to each employee of the Company, other than Messrs. McCormick and Surace and the Chief Executive Officer, equivalent to one month's base salary, less applicable withholding, payable January 14, 2000, provided such employee was employed as of December 31, 1999, and an additional month's base salary, less applicable withholding, payable April 7, 2000, provided such employee was employed through March 31, 2000.

   In September 1999, the Compensation Committee authorized the Company to enter into severance agreements with executives of the Company at the vice president level as of that date, other than Mr. McCormick, providing for payment of six
(6) months of base salary in the event of involuntary termination other than for cause. As of March 31, 2000, only Ms. Doyle, Ms. Hayes and Ms. Morera were eligible for this benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all current executive officers and directors of the Company as a group.


                                                SHARES OF COMMON STOCK        SHARES OF PREFERRED STOCK
                                                BENEFICIALLY OWNED(2)(3)      BENEFICIALLY OWNED(2)(3)
                                             ----------------------------     -------------------------
                                               NUMBER OF       PERCENTAGE     NUMBER OF      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)        SHARES          OF CLASS        SHARES        OF CLASS
----------------------------------------     -----------       ----------     ---------      ----------
5% STOCKHOLDERS
Microsoft Corporation.....................     3,629,000(4)         5.7%         50,000           28.9%(6)
  One Microsoft Way, Bldg. #8
  North Office 2211
  Redmond, WA 98052
General Motors Corporation................     8,907,363(5)        14.0%          1,500(5)        71.1%(6)
  888 West Big Beaver Avenue
  Suite 200
  Troy, MI 48084
OFFICERS AND DIRECTORS
Steven Markman, Ph.D.(7)..................     1,098,252            1.7              --             --
Mary E. Doyle(8)..........................       307,292              *              --             --
Elizabeth A. Fetter.......................            --              *              --             --
Linda A. Hayes(9).........................       274,273              *              --             --
Chester A. Huber, Jr. ....................            --              *              --             --
Philip D. Knell(10).......................        46,167              *              --             --
Rose M. Marcario..........................            --              *              --             --
James P. McCormick(11)....................            --              *              --             --
Elena M. Morera(12) ......................       173,959              *              --             --
Tom D. Seip...............................            --              *              --             --
Dennis F. Strigl(13)......................        28,700              *              --             --
Kevin J. Surace(14).......................       135,624              *              --             --
Susan G. Swenson(15)......................        27,500              *              --             --
                                                                                     --             --
Executive officers and directors as a group
(13 persons)(16) .........................     1,929,443            2.9              --             --

---------------------

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

(3) Calculations of percentages of beneficial ownership are based upon 51,292,300 shares of Common Stock and 12,536,363 shares of Series A Preferred Stock and Series G Preferred Stock outstanding (on an as-if-converted basis) as of March 31, 2000. Calculations assume the exercise by only the respective named stockholder of all options to purchase Common Stock or convertible securities beneficially held by such stockholder, if any, which are exercisable within 60 days of March 31, 2000, except as indicated in footnote (5) below.

(4) Includes 3,629,000 shares of Common Stock that may be acquired at any time by Microsoft Corporation upon conversion of the 50,000 shares of Series A Preferred Stock currently held by it.

(5) Includes 8,907,363 shares of Common Stock that may be acquired by General Motors Corporation upon conversion of the 1,500 shares of Series G Preferred Stock currently held by it. However, pursuant to a letter agreement (the "Letter Agreement") effective December 9, 1999, General Motors Corporation agreed not to exercise its right to convert shares of the Series G Preferred Stock into shares of the Company's Common Stock to the extent that the shares of Common Stock issuable upon conversion would exceed 19.99% of the outstanding shares of the Company's Common Stock as of December 9, 1999, pending stockholder approval. Does not include 2,969,121 shares of Common Stock that may be acquired by General Motors Corporation upon exercise of the warrant currently held by it to purchase an additional 500 shares of Series G Preferred Stock, and conversion of that stock to Common Stock. Pursuant to the Letter Agreement, General Motors Corporation has agreed not to exercise its warrant, pending stockholder approval.

(6) Microsoft Corporation is entitled to vote 3,629,000 shares on an as-if-converted basis (or 28.9% of the voting preferred stock), and General Motors Corporation is entitled to vote 8,907,363 shares on an as-if-converted basis (or 71.1% of the voting preferred stock), but see footnote 5 above.

(7) Includes 959,498 shares subject to stock options exercisable within 60 days of March 31, 2000.

(8) Includes 299,792 shares subject to stock options exercisable within 60 days of March 31, 2000.

(9) Includes 274,273 shares subject to stock options exercisable within 60 days of March 31, 2000.

(10) Includes 44,167 shares subject to stock options exercisable within 60 days of March 31, 2000.

(11) Does not include shares subject to stock options held by Mr. McCormick and exercised and sold within 60 days after his resignation from the Company, effective October 22, 1999.

(12) Includes 173,959 shares subject to stock options exercisable within 60 days of March 31, 1999.

(13) Includes 27,500 shares subject to stock options exercisable within 60 days of March 31, 1999. Mr. Strigl is not standing for reelection to the Board of Directors.

(14) Includes 135,614 shares subject to stock options exercisable within 60 days of March 31, 2000. Mr. Surace is a former officer and a current part-time employee of the Company.

(15) Includes 27,500 shares subject to stock options exercisable within 60 days of March 31, 2000.

(16) Includes 1,779,189 shares subject to stock options exercisable within 60 days of March 31, 2000 held by all current executive officers and directors as a group. Does not include shares or shares subject to stock options exercisable within 60 days of March 31, 2000 held by Kevin J. Surace, a former officer of the Company, or by Dennis F. Strigl, who is not standing for reelection to the Board of Directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In November 1999, for consideration totaling $20.0 million, the Company entered into a Development and License Agreement with General Motors Corporation, by and through its OnStar Division ("General Motors"), together with a Series G Preferred Stock and Warrant Purchase Agreement (the "Stock Purchase Agreement") pursuant to which General Motors purchased (i) 1,500 shares of the Company's Series G Preferred Stock and (ii) a warrant (the "Warrant") to purchase up to an additional 500 shares of Series G Preferred Stock. The Series G Preferred Stock is convertible into 8,907,363 shares of Common Stock, subject to adjustment in certain circumstances, or approximately 22% of the outstanding Common Stock of the Company immediately after the transaction and approximately 18% of the outstanding Common Stock as of March 6, 2000. The Warrant is exercisable for Series G Preferred Stock, which in turn is convertible into up to 2,969,121 shares of Common Stock, subject to adjustment in certain circumstances, or up to an additional approximately 7% of the outstanding Common Stock of the Company immediately after the transaction and up to an additional approximately 6% of the outstanding Common Stock as of March 6, 2000. Under a letter agreement dated as of December 9, 1999, the closing date of the transaction, General Motors agreed not to exercise or permit a transferee to exercise the right to convert shares of the Series G Preferred Stock into shares of the Company's Common Stock to the extent that the shares of Common Stock issuable upon conversion would exceed 19.99% of the outstanding shares of the Company's Common Stock as of December 9, 1999 unless the Company first obtains
(i) the approval of its stockholders or (ii) a written opinion of outside counsel to the Company that stockholder approval of the issuance of the Company's Common Stock (or securities convertible into Common Stock) in excess of 19.99% of the outstanding shares of Common Stock or voting power of the Company as of December 9, 1999 is not required under applicable Nasdaq regulations and NASD Rule 4460(i). General Motors also agreed not to exercise or allow a transferee to exercise the Warrant unless the Company obtains (i) such stockholder approval or (ii) such written opinion. The

Company must use its reasonable best efforts to obtain such stockholder approval or such written opinion. If the Company fails to obtain the approval of its stockholders or an opinion of counsel reasonably satisfactory to General Motors, then the Company must, at the absolute discretion of the Company, either (i) pay to General Motors $7 million in cash, or (ii) pay to General Motors $3.5 million in cash and credit $3.5 million against amounts then owed or next owing by General Motors to the Company. In connection with the sale of Series G Preferred Stock, General Motors was granted certain registration rights. General Motors was also granted the right to elect one member of the Company's Board of Directors, and in December 1999 appointed Chester A. Huber, Jr. to the Board of Directors.

   In June 1998, the Company entered into an agreement with Brooks Fiber Communications ("BFC") pursuant to which BFC provides telecommunications services to the Company. Under the agreement, the Company paid an $8,000 installation fee and agreed to pay approximately $13,000 per month in usage fees until June 2003. In March 1999, the Company entered into an agreement with WorldCom Technologies, Inc. ("WTI") pursuant to which WTI will provide Internet telecommunications services to the Company. Under the agreement, the Company paid a $3,000 start-up fee, $6,000 per month for the first twelve months of the two-year term, and $10,800 per month for the remaining twelve months of the two-year term. BFC and WTI are wholly-owned subsidiaries of MCI WorldCom, Inc. Philip D. Knell, a director of the Company, is President and General Manager of Network MCI Conferencing.

   The Company has entered into indemnification agreements with each of its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance if available on reasonable terms. The Company maintains an insurance policy covering officers and directors of the Company under which the insurer has agreed to pay the amount of any claim made against the officers or directors of the Company that such officers or directors may otherwise be required to pay or for which the Company is required to indemnify such officers and directors, subject to certain exclusions and conditions. The policy has a coverage limit of $15,000,000.


                                     PART IV

Part IV is amended to include the following:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

     1. FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
       Report of Management........................................   12
       Report of Independent Auditors..............................   13
       Consolidated Balance Sheets.................................   14
       Consolidated Statements of Operations.......................   15
       Consolidated Statements of Stockholders' Equity (Deficit)...   16
       Consolidated Statements of Cash Flows.......................   18
       Notes to Consolidated Financial Statements..................   19

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

  Financing Transaction

     On March 29, 2000, the Company entered into a private financing transaction that will provide $22,000,000 in cash to the Company from the sale of 2,200 shares of Series H convertible preferred stock. As part of the transaction, the Company will issue three year warrants to purchase additional shares of common stock in the approximate amount of half the number of shares of common stock into which the preferred stock is convertible.

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

                                       GENERAL MAGIC, INC.


                                       By: /s/        STEVEN MARKMAN
                                          --------------------------------------
                                                      Steven Markman
                                          Chairman of the Board, Chief Executive
                                                    Officer and President

Dated: April 28, 2000


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

                  SIGNATURE                                       TITLE:                          DATE:
                  ---------                                       ------                          -----
By:  /s/       STEVEN MARKMAN                          Chairman and Chief Executive           April 28, 2000
    ----------------------------------------           Officer (Principal Executive)
               Steven Markman


By:  *        ROSE M. MARCARIO                           Chief Financial Officer              April 28, 2000
    ----------------------------------------             (Principal Financial and
              Rose M. Marcario                             Accounting Officer)


By:  *      CHESTER A. HUBER, JR.                                Director                     April 28, 2000
    ----------------------------------------
            Chester A. Huber, Jr.

By:  *         PHILIP D. KNELL                                   Director                     April 28, 2000
    ----------------------------------------
               Philip D. Knell

By:  *       ELIZABETH A. FETTER                                 Director                     April 28, 2000
    ----------------------------------------
             Elizabeth A. Fetter

By:  *        SUSAN G. SWENSON                                   Director                     April 28, 2000
    ----------------------------------------
              Susan G. Swenson

By:                                                              Director
   -----------------------------------------
                 Tom D. Seip

By:  *        DENNIS F. STRIGL                                   Director                     April 28, 2000
    ----------------------------------------
              Dennis F. Strigl

*By:      /s/   STEVEN MARKMAN                                                                April 28, 2000
     ---------------------------------------
               Steven Markman
              Attorney-in-Fact

                                  EXHIBIT INDEX

    EXHIBIT NUMBER                  DESCRIPTION
    --------------                  -----------
         23.1          Consent of Independent Auditors

         24.1          Power of Attorney (previously filed)