Form 10-Q
period 2000-03-31
GENERAL MAGIC INC
filed 2000-05-15
CIK 933524

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   51,292,300 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of March 31, 2000.



===============================================================================

                              GENERAL MAGIC, INC.

                           FORM 10-Q, MARCH 31, 2000


                                 C O N T E N T S

ITEM NUMBER                                                                                              PAGE
-----------                                                                                              -----
                                       PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          a.    Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999               3

          b.    Condensed  Consolidated  Statements of Operations - Three-month Periods Ended
                March 31, 2000 and 1999                                                                    4

          c.    Condensed  Consolidated  Statements of Cash Flows - Three-month Periods Ended
                March 31, 2000 and 1999                                                                    5

          d.    Notes to Condensed Consolidated Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                      10


Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      20


                                        PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               21

Item 2.   Changes in Securities and Use of Proceeds                                                       21

Item 3.   Defaults Upon Senior Securities                                                                 21

Item 4.   Submission of Matters to a Vote of Security Holders                                             21

Item 5.   Other Information                                                                               21

Item 6.   Exhibits and Reports on Form 8-K                                                                21

Signatures                                                                                                22

Exhibits                                                                                                  23

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements


                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                               MARCH 31,    DECEMBER 31,
                                                                                  2000          1999
                                                                               ---------     ----------
Current assets:
 Cash and cash equivalents                                                     $  10,379     $  23,045
 Short-term investments                                                            6,207         2,490
 Other current assets                                                                853           767
                                                                               ---------     ---------
     Total current assets                                                         17,439        26,302
                                                                               ---------     ---------
Property and equipment, net                                                       11,123        11,869
Other assets                                                                       3,677         3,534
                                                                               ---------     ---------
     Total assets                                                              $  32,239     $  41,705
                                                                               =========     =========
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Accounts payable                                                              $   4,708     $   2,780
 Accrued expenses                                                                  5,512         8,018
 Deferred revenue and other current liabilities                                    3,438         5,895
                                                                               ---------     ---------
     Total current liabilities                                                    13,658        16,693
Other long-term liabilities                                                        2,364         2,692
                                                                               ---------     ---------
     Total liabilities                                                            16,022        19,385
                                                                               =========     =========
Commitments
Redeemable, convertible Series D preferred stock,  $0.001 par value
   Stated at involuntary liquidation preference;
   Authorized: 2 shares; issued and outstanding:  2000 -- 1; 1999 -- 1             4,191        10,274
Stockholders' equity:
 Convertible preferred stock, $0.001 par value
   Authorized: 54 shares; issued and outstanding:  2000 -- 53; 1999 -- 54              2             2
 Preferred stock, $0.001 par value
   Authorized:  432 shares; issued and outstanding:  2000 -- 0; 1999 -- 0             --            --
 Common  stock,  $0.001  par  value;  authorized: 100,000 shares;
   Issued and outstanding: 2000 -- 51,292; 1999 -- 43,248                             51            43
 Additional paid-in capital                                                      295,047       282,861
 Accumulated other comprehensive loss                                                 (2)           (3)
 Deficit accumulated during development stage                                   (282,869)     (270,654)
                                                                               ---------     ---------
                                                                                  12,229        12,249
 Less treasury stock, at cost: 1999 -- 46; 1998 -- 46                               (203)         (203)
                                                                               ---------     ---------
     Total stockholders' equity                                                   12,026        12,046
                                                                               ---------     ---------
                                                                               $  32,239     $  41,705
                                                                               =========     =========

The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        THREE-MONTH PERIODS ENDED
                                                                 MARCH 31,
                                                       -------------------------
                                                            2000          1999
                                                       ----------      ---------
Revenue:
   Service revenue                                      $  2,590       $    137
   Licensing revenue                                           6             18
                                                        --------       --------

Total revenue                                              2,596            155
                                                        --------       --------

Operating expenses:

  Cost of service revenue                                  1,171              -
  Network operations                                       3,080          1,912
  Research and development                                 1,976          3,452
  Selling, general and administrative                      7,053          5,906
  Depreciation and amortization                            1,484            973
  Compensation expense associated with stock                 154            114
                                                        --------       --------

Total costs and expenses                                  14,918         12,357
                                                        --------       --------

Loss from operations                                     (12,322)       (12,202)

Total other income (expense), net                            279         (1,493)
                                                        --------       --------

Loss before income taxes                                 (12,043)       (13,695)

Income taxes                                                  20             22


Net loss                                                 (12,063)       (13,717)

Dividends on preferred stock                                (148)          (283)
Warrants issuance on Series D preferred stock                  -           (251)
                                                        --------       --------

Loss applicable to common stockholders                  $(12,211)      $(14,251)
                                                        ========       ========

Basic and diluted loss per share                        $  (0.26)      $  (0.41)
                                                        ========       ========

Shares used in computing per share amounts                47,872         34,386
                                                        ========       ========




The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE-MONTH PERIODS ENDED
                                                                   MARCH 31,
                                                            ------------------------
                                                              2000           1999
                                                            --------       --------
Cash flows from operating activities:
Net loss                                                  $(12,063)     $ (13,717)
Adjustments to reconcile net loss to net cash
  used in operating activities:

  Depreciation and amortization                              1,484            973
  Equity in net loss of unconsolidated affiliate                 -          1,796
  Compensation expense associated with stock options           154             --
                                                                               --
  Deferred revenue                                          (2,457)            --
Changes in items affecting operations:
  Other current assets                                         (87)           528
  Accounts payable and accrued expenses                        114          1,649
                                                          --------       --------
Net cash used in operating activities                      (12,855)        (8,771)
                                                          --------       --------

Cash flows from investing activities:

   Purchases of short-term investments                      (5,717)        (3,077)
   Proceeds from sales and  maturities of short-term
     investments                                             2,000         11,133
   Purchases of property and equipment                        (696)        (1,688)
   Disposition of property and equipment                         9             --
   Other assets                                               (193)        (2,886)
                                                          --------       --------

Net cash provided by (used in) investing activities         (4,597)         3,482
                                                          --------       --------
Cash flows from financing activities:

   Repayment of capital lease obligations                       --           (584)
   Proceeds from sale of common stock                        3,418             --
   Purchase of treasury stock                                   --            701
   Proceeds from exercise of Series E warrant                1,000             --
   Proceeds from sale of Series D preferred stock               --         20,000
   Other long-term liabilities                                 368            309
                                                          --------       --------
Net cash provided by financing activities                    4,786         20,426
                                                          --------       --------
Net increase (decrease) in cash and cash
   equivalents                                             (12,666)        15,137
                                                          --------       --------

Cash and cash equivalents, beginning of period              23,045         21,845
                                                          --------       --------
Cash and cash equivalents, end of period                  $ 10,379       $ 36,982
                                                          ========       ========


Supplemental disclosures of cash flow information:

    Income taxes paid during the period                         20             22
    Interest paid during the period                             --            137


Non-cash investing and financing activity:

   Conversion of Series D preferred stock into common stock  6,155             --
   Conversion of Series F preferred stock into common stock  3,326
   Conversion of Series E preferred stock into common stock  2,490             --
   Exercise of Series E warrant                              1,000
   Preferred stock dividends                                   148            283
   Conversion of Series C preferred stock into common stock     --          5,309
   Conversion of Series B preferred stock into common stock     --          2,877


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from May 1, 1990 (inception) to December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on March 30, 2000.

   The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

   A summary of property and equipment follows (in thousands):

                                                 MARCH 31,    DECEMBER 31,
                                                   2000          1999
                                                ---------     --- --------
Network operations center                       $  13,312      $13,020
Office equipment and computers                      8,145        8,225
Furniture and fixtures                              2,306        2,303
Leasehold improvements                              1,425        1,062
                                                ---------      -------
                                                   25,188       24,610
Less accumulated depreciation and amortization     14,065       12,741
                                                ---------      -------

                                                $  11,123      $11,869
                                                ==========     =======

ACCRUED EXPENSES

   A summary of accrued expenses follows (in thousands):

                                               MARCH 31,    DECEMBER 31,
                                                 2000           1999
                                              ---------     ------------
Other                                             2,763         2,380
Employee compensation                             2,749         3,511
Prepaid royalty payment and accrued interest          -         2,127
                                                -------      --------
                                                 $5,512        $8,018
                                                =======      ========

TOTAL OTHER INCOME (EXPENSE), NET

   A summary of other income (expense) follows (in thousands):

                                            THREE-MONTH PERIODS
                                                   ENDED
                                                 MARCH 31,
                                        -------------------------
                                          2000              1999
                                        -------           -------
Interest income                         $   280           $   274
Other                                        (1)               22
Equity in net loss of DSI                    --            (1,796)
Gain on sale of investment in
  Starfish, Inc.                             --               157
Interest expense                             --              (150)
                                        -------           -------
                                        $   279           $(1,493
                                        =======           =======

New Pronouncements

   In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company is required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extended the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The adoption of SOP No. 98-9 will not have a material impact on its financial position, results of operations or cash flows.

   In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133", which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of the initial adoption.

   The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN No. 44") in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company must adopt FIN No. 44 by July 1, 2000. Management does not believe that the interpretation will have a material effect on the Company's results of operations, financial position or liquidity.

NOTE 3: COMPREHENSIVE INCOME/LOSS

   Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three-month periods ended March 31, 2000 and 1999, there were no material differences between the Company's comprehensive loss and net loss.

NOTE 4: NET LOSS PER SHARE

   The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect (in thousands).

                                                                                   March 31,
                                                                               -----------------
                                                                                2000        1999
                                                                               ------      ------
         Stock options                                                          6,157      7,766
         Warrants for the purchase of common stock                              3,882        780
         Shares of common stock issuable upon conversion of Series A
           preferred stock                                                      3,629      3,629
         Shares of common stock issuable upon conversion of Series B
           preferred stock                                                         --      1,232
         Shares of common stock issuable upon conversion of Series C
           preferred stock                                                         --      3,294
         Shares of common stock issuable upon conversion of Series D
           preferred stock                                                      2,488      6,007
         Shares of common stock issuable upon conversion of Series E
           preferred stock                                                        921         --
         Shares of common stock issuable upon conversion of Series F
           preferred stock                                                      4,001         --
         Shares of common stock issuable upon conversion of Series G
           preferred stock                                                      8,907         --
                                                                               ------     ------
                                                                               29,985     22,708
                                                                               ======     ======

NOTE 5: PREFERRED STOCK


   On March 29, 2000, the Company entered into a private financing transaction with a group of existing investors to provide $22,000,000 in cash to the Company from the sale of 2,200 shares of its Series H Convertible Preferred Stock (the "Series H Preferred Stock") and warrants to acquire 1,883,200 shares of the Company's common stock (the "Warrants"). The Warrants have a three-year term and are immediately exercisable. The financing transaction closed on April 20, 2000.

   Holders of Series H Preferred Stock generally have no voting rights, except as may be required by Delaware law. However, the vote of two-thirds (2/3) of the then outstanding shares of Series H Preferred Stock is required to change the powers, designations, preferences and rights of the Series H Preferred Stock or to issue any shares of Series H Preferred Stock not provided for initially in the Series H financing transaction.

   The Series H Preferred Stock will not bear any dividends.

   The liquidation preference of the Series H Preferred Stock, which is payable pari passu with the Series A, Series D, Series E, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula:
(.02)(N/365)($10,000). Each share of Series H Preferred Stock is convertible at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H Preferred Stock or its affiliates are deemed to beneficially own, into common stock of the Company at a conversion rate (the "Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000. The Company will record a beneficial conversion amount in the second quarter of 2000 to account for this beneficial conversion feature.

   The Company may, subject to certain conditions, require that all of the outstanding shares of Series H Preferred Stock be converted at the Conversion Price then in effect, at any time after the later of (i) April 20, 2000 and (ii) the date on which the Company's registration statement on Form S-3 under the Securities Act of 1933, as amended, covering the Series H Preferred Stock (the "Registration Statement"), is declared effective.

   Should any of the shares of Series H Preferred Stock remain outstanding on April 20, 2002, (subject to extension under certain circumstances) the Company may either redeem each of the outstanding shares of Series H Preferred Stock at the liquidation preference or require their conversion at the then applicable Conversion Price, subject to certain conditions.

   The Company may, subject to certain conditions, redeem the Series H Preferred Stock upon certain consolidations, mergers or other business combinations of the Company at a price equal to 115% of the liquidation preference.

   The holders of Series H Preferred Stock may require the Company to redeem any or all of their shares at a price per share equal to the greater of (i) 130% of the liquidation preference and (ii) a price based upon a multiple of the then applicable Conversion Rate and the closing bid prices of the Company's common stock on certain dates, upon the occurrence of any of the following events: (a) the notification by the Company to any holder of the Series H Preferred Stock of its intention not to comply with proper requests for conversion of the Series H Preferred Stock into shares of the Company's common stock or (b) the failure of the Company to timely convert any shares of the Series H Preferred Stock.

   Adjustments to accumulated deficit of approximately $148 thousand were recorded in the three-month period ended March 31, 2000 to record dividends on preferred stock for the period. Adjustments to accumulated deficit of approximately $534 thousand were recorded in the three-month period ended March 31, 1999 related to issuances of preferred stock with favorable conversion and redemption rights and dividends on preferred stock for the period.

   During the three-month period ended March 31, 2000, 591 shares of the Series D preferred stock were converted into 3.7 million shares of common stock, 249 shares of the Series E preferred stock were converted into 655 thousand shares of common stock, the Series E warrant was exercised for 100 shares of Series E preferred stock, which was converted into 263 thousand shares of common stock, and 319 shares of the Series F preferred stock were converted into 2.4 million shares of common stock.

   As of March 31, 2000, 50,000 shares of Series A preferred stock were outstanding. As of March 31, 2000, no shares of the Series B or Series C preferred stock were outstanding. As of March 31, 2000, 399 shares of Series D preferred stock were outstanding, 350 shares of Series E preferred stock were outstanding, 525 shares of Series F preferred stock were outstanding, and 1,500 shares of Series G preferred stock were outstanding.

NOTE 6: COMMITMENTS

PURCHASE COMMITMENTS


   In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is obligated to purchase $13 million in telecommunications services during the three-year period ending April 30, 2001, of which $3.4 million has been purchased as of March 31, 2000. The remaining charges underlying this commitment will be expensed in the periods in which they occur.


NOTE 7: SEGMENT REPORTING

   The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements.


   Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company operates in a single operating segment, voice application services. Total revenue for the three-month periods ended March 31, 2000 and 1999, was related to voice application services.

   For the three-month period ended March 31, 2000, revenue from one major customer accounted for 95% of total revenue. For the three-month period ended March 31, 1999, no customer accounted for more than 10% of the Company's revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section below and elsewhere in this report on Form 10-Q, that could cause actual results to differ materially from historical results or those anticipated. In this report, words such as "anticipates," "believes," "expects," "future," "intends," "plans," "potential," "may," "could" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

   General Magic, Inc. is a voice application services provider that enables businesses to give their customers voice access to information and services, whether provided through customer interaction centers, over telecommunications networks or through the Internet. We develop and deploy our voice applications on our magicTalk(TM) communications platform and offer hosting services for those applications in our state-of-the-art network operations center.

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


   In June 1999, Excite@Home launched the Excite Voicemail service, a free advertising-supported service that allows Excite users to receive voicemail and faxes in their Excite email accounts. Excite Voicemail employs our communications platform and voice user interface technologies to guide callers in leaving voicemail messages and faxes for registered Excite members. In November 1999, in connection with the sale of Series G Convertible Preferred Stock, we entered into a licensing and technology agreement with General Motors Corporation through its OnStar Corporation subsidiary ("OnStar"). OnStar has selected the magicTalk communications platform and custom voice user interface for its OnStar Virtual Advisor that will provide hands-free voice-activated access to Web-based information services in vehicles.


   Although we have made significant progress in our strategy to develop and market voice application services and products, we are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; achieve market acceptance for our voice application services and products; establish and maintain relationships with businesses with high volume customer interactions; establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our services and products to permit us to operate profitably; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

RESULTS OF OPERATIONS

   For the three-month period ended March 31, 2000, the Company incurred a net loss of $12.1 million, or $0.26 per share, compared to a net loss of $13.7 million, or $0.41 per share, for the three-month period ended March 31, 1999. The net loss per share for the three-month period ended March 31, 2000, included the net loss for the period and $148 thousand in adjustments to accumulated deficit related to dividends on preferred stock. The net loss per share for the three-month period ended March 31, 1999, included the net loss for the period and $534 thousand in adjustments to accumulated deficit related to preferred stock and warrants issued during the period and dividends on preferred stock.

TOTAL REVENUE


   Total revenue for the three-month period ended March 31, 2000, was $2.6 million compared to $155 thousand for the three-month period ended March 31, 1999. Total revenue consists of subscription fees for the Portico service and revenue for the development of the Virtual Advisor for OnStar. The Company expects to recognize revenue related to the OnStar development agreement and other strategic partnerships through fiscal year 2000. These revenues include development fees, licensing fees, hosting fees, professional services fees, and support fees. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

COST OF SERVICE REVENUE

Cost of service revenue for the three-month period ended March 31, 2000, was $1.2 million compared to none for the three-month period ended March 31, 1999. Cost of service revenue consists of costs related to the development of the Virtual Advisor for OnStar.

NETWORK OPERATIONS

   Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. Network operations expense for the three-month period ended March 31, 2000, was $3.1 million compared to $1.9 million for the three-month period ended March 31, 1999. The Company expects network operations expense to increase modestly through 2000 as it adds network infrastructure to support hosting services.

RESEARCH AND DEVELOPMENT

   Research and development expense for the three-month period ended March 31, 2000, was $2.0 million, compared to $3.5 million for the three-month period ended March 31, 1999. The decrease for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 was due to reduced spending on outside consultants and a decrease in engineering headcount. The Company expects research and development expenses to increase through the remainder of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expense for the three-month period ended March 31, 2000, was $7.1 million, compared to $5.9 million for the three-month period ended March 31, 1999. The increase in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 was due to staffing increases and additional marketing and advertising expenses associated with efforts to develop market demand and distribution channels for the Company's voice application services.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense for the three-month period ended March 31, 2000, was $1.5 million, compared to $973 thousand for the three-month period ended March 31, 1999. The increase was due to equipment purchases and facility improvements related to the expansion of the Company's network operations center and amortization of intangible assets associated with a prior acquisition. The Company expects depreciation and amortization expense to increase modestly through the remainder of 2000 as the network operations center continues to expand to support hosting capacity.

TOTAL OTHER INCOME (EXPENSE), NET

   The Company had other income of $279 thousand in the three-month period ended March 31, 2000, and other expense of $1.5 million in the three-month period ending March 31, 1999. During the three-month period ended March 31, 1999, the Company recorded a loss of $1.8 million to account for net losses of its equity investment in DataRover Mobile Systems, Inc. ("DSI"). Excluding the losses associated with DSI, other income (expense), net consisted primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $16.6 million as of March 31, 2000, down $8.9 million from $25.5 million as of December 31, 1999.

   During the three-month period ended March 31, 2000, 591 shares of the Series D preferred stock were converted into 3.7 million shares of common stock, 249 shares of the Series E preferred stock were converted into 655 thousand shares of common stock, the Series E warrant was exercised for 100 Series E preferred stock, which were converted into 263 thousand shares of common stock, and 319 shares of the Series F preferred stock were converted into 2.4 million shares of common stock.

   As of March 31, 2000, 50,000 shares of Series A preferred stock were outstanding. As of March 31, 2000, no shares of the Series B or Series C preferred stock were outstanding. As of March 31, 2000, 399 shares of Series D preferred stock were outstanding, 350 shares of Series E preferred stock were outstanding, 525 shares of Series F preferred stock were outstanding, and 1,500 shares of Series G preferred stock were outstanding.

   On March 29, 2000, the Company entered into a private financing transaction with a group of existing investors to provide $22,000,000 in cash to the Company from the sale of 2,200 shares of its Series H Convertible Preferred Stock (the "Series H Preferred Stock") and warrants to acquire 1,883,200 shares of the Company's common stock (the "Warrants"). The Warrants have a three-year term and are immediately exercisable. The financing transaction closed on April 20, 2000.

   Holders of Series H Preferred Stock generally have no voting rights, except as may be required by Delaware law. However, the vote of two-thirds (2/3) of the then outstanding shares of Series H Preferred Stock is required to change the powers, designations, preferences and rights of the Series H Preferred Stock or to issue any shares of Series H Preferred Stock not provided for initially in the Series H financing transaction.

   The Series H Preferred Stock will not bear any dividends.

   The liquidation preference of the Series H Preferred Stock, which is payable pari passu with the Series A, Series D, Series E, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula:
(.02)(N/365)($10,000). Each share of Series H Preferred Stock is convertible at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H Preferred Stock or its affiliates are deemed to beneficially own, into common stock of the Company at a conversion rate (the "Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000. The Company will record a beneficial conversion amount in the second quarter of 2000 to account for this beneficial conversion feature.

   The Company may, subject to certain conditions, require that all of the outstanding shares of Series H Preferred Stock be converted at the Conversion Price then in effect, at any time after the later of (i) April 20, 2000 and (ii) the date on which the Company's registration statement on Form S-3 under the Securities Act of 1933, as amended, covering the Series H Preferred Stock (the "Registration Statement"), is declared effective.

   Should any of the shares of Series H Preferred Stock remain outstanding on April 20, 2002, (subject to extension under certain circumstances) the Company may either redeem each of the outstanding shares of Series H Preferred Stock at the liquidation preference or require their conversion at the then applicable Conversion Price, subject to certain conditions.

   The Company may, subject to certain conditions, redeem the Series H Preferred Stock upon certain consolidations, mergers or other business combinations of the Company at a price equal to 115% of the liquidation preference.

   The holders of Series H Preferred Stock may require the Company to redeem any or all of their shares at a price per share equal to the greater of (i) 130% of the liquidation preference and (ii) a price based upon a multiple of the then applicable Conversion Rate and the closing bid prices of the Company's common stock on certain dates, upon the occurrence of any of the following events: (a) the notification by the Company to any holder of the Series H Preferred Stock of its intention not to comply with proper requests for conversion of the Series H Preferred Stock into shares of the Company's common stock or (b) the failure of the Company to timely convert any shares of the Series H Preferred Stock.

   In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is currently obligated to purchase $13.0 million in telecommunications services during the three-year period ending April 30, 2001, of which $3.4 million has been purchased as of March 31, 2000. The charges underlying this commitment are expensed in the periods in which they occur.


   In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under six of these agreements, and is subject to the following obligations under the remaining two agreements. In December 1999, the Company compromised its obligation to refund one licensee a prepaid royalty, together with interest, totaling $2.3 million in consideration of the issuance to the licensee of 267,559 shares of the Company's common stock and an agreement to pay a total of $1,250,000 in five quarterly installments commencing January 2000. As of March 31, 2000, $1.0 million remains to be paid under this arrangement and is classified in accounts payable. 267,559 shares of common stock were issued to the licensee during the three-month period ending March 31, 2000. The Company has agreed to refund the second remaining licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of March 31, 2000, this obligation was classified in other long-term liabilities. The Company does not expect the second licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

   Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of March 31, 2000, the Company had an accumulated deficit of $282.9 million, with a net loss of $12.1 million for the three-month period ended March 31, 2000. The Company expects to incur significant losses at least for the next eighteen months.

   The Company expects that its cash, cash equivalents and short-term investment balances of $16.6 million as of March 31, 2000, along with the cash received from the Series H preferred stock financing transaction, and the cash expected to be available under the Company's equity line of credit arrangement, will be adequate to fund the Company's operations through the year 2000. However, there are a number of conditions and limitations on the Company's right to draw down under the equity line of credit. In addition, as of March 31, 2000, our capital stock consisted of 100,000,000 authorized shares of common stock, 51,292,300 of which were issued and outstanding and 30,515,981 which were issuable and reserved for issuance pursuant to securities convertible into or exercisable for shares of our common stock. An additional 6,945,582 shares were reserved pursuant to provisions of agreements governing issuance of our Series D and Series F preferred stock and those governing warrants issued in connection with the Series B, Series C and Series D preferred stock transactions that require us to reserve a multiple of the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. If, at the time we elect to draw down under our equity line, we do not have a sufficient number of authorized but unissued and unreserved shares of common stock available for issuance under the equity line, we may be unable to draw down under the equity line. The Company is seeking stockholder approval of an increase in the Company's authorized capital stock at its 2000 Annual Meeting of Stockholders. There can be no assurance that we will obtain stockholder approval of an increase in our authorized capital stock, or that such approval will be timely. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs.

   The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice application services and products; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees, and other revenue from its services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's services and technology.

   The Company will be required to raise additional public or private financing to support its operations beyond the year 2000. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

   Since our inception, we have incurred significant losses, including a loss of $12.1 million for the three-month period ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $282.9 million. We expect to have net losses and negative cash flow for at least the next eighteen months. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application services and products and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis. If we fail to achieve and maintain profitability, the price of our stock may decline, perhaps substantially.

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

   Effective July 30, 1999, we entered into a common stock investment agreement with an institutional investor providing for an equity line of credit. The common stock investment agreement permits us to require the investor to purchase from time to time an aggregate of up to $20,000,000 of our common stock in increments of up to $5,000,000. In addition, the investor has the right to purchase in its sole discretion up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. On March 10, 2000, we agreed to amend the common stock investment agreement to provide the institutional investor with the option to purchase additional shares of our common stock equal to up to 100% of the amount specified in our put notice to the investor. The aggregate amount of the equity line, however, was not increased by this amendment. There are numerous conditions on our right to draw down under the equity line, including that the closing bid price of the common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that the common stock is listed on The American Stock Exchange ("AMEX"), The New York Stock Exchange ("NYSE"), The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth (1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999. It is uncertain that we will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of our common stock as well as the investor's percentage ownership of General Magic.

   As of March 31, 2000, our capital stock consisted of 100,000,000 shares of common stock, 51,292,300 of which were issued and outstanding and 30,515,981 which were issuable and reserved for issuance pursuant to securities convertible into or exercisable for shares of our common stock. An additional 6,945,582 shares were reserved pursuant to provisions of agreements governing issuance of our Series D and Series F preferred stock and those governing warrants issued in connection with the Series B, Series C, and Series D preferred stock transactions that require us to reserve a multiple of the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. If, at the time we elect to draw down under our equity line, we do not have a sufficient number of authorized but unissued and unreserved shares of common stock available for issuance under the equity line, we may be unable to draw down under the equity line. The Company is seeking stockholder approval of an increase in the Company's authorized capital stock at its 2000 Annual Meeting of Stockholders. There can be no assurance that we will obtain stockholder approval of an increase in our authorized capital stock, or that such approval will be timely.

   To support our operations beyond the year 2000, we will be required to raise additional public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to General Magic or its stockholders. The unavailability or timing of revenues and financing may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements, and our common stock could be delisted from that market. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

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

WE ARE DEPENDENT ON A FEW CUSTOMERS AND EXPECT TO DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM A SINGLE CUSTOMER.

   We have entered into commercial arrangements with Qwest Communications Corporation, Intuit(R) Inc., Excite@Home and the OnStar Corporation, a subsidiary of General Motors Corporation. Qwest and Intuit have placed their projects on hold. We plan to advance our relationships with Excite and OnStar, and in 2000, we expect to derive a significant portion of our revenue from OnStar. However, we cannot guarantee that we will be able to maintain these relationships or establish others. It is also uncertain whether the voice applications contemplated by our current or future partners will be commercially launched, or if launched, that they will result in significant revenue to General Magic.

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

LOSS OF OR DELAYS IN ACQUIRING A KEY CUSTOMER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS.

   We expect that for at least the next twelve months, a limited number of customers will account for a substantial portion of our revenue during any given period. As a result, if we do not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, our revenue would be adversely affected.

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

INTENSE COMPETITION IN THE MARKET FOR VOICE APPLICATION SERVICES AND PRODUCTS COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

   The market for voice application services and products is intensely competitive. A number of companies have developed, or are expected to develop, voice applications and/or platform technologies that compete with ours. Competition in the voice application and platform technologies markets include personal assistant developers such as CallSciences and Lucent, voice browser developers such as Nuance, Motorola, Speechworks and Vocalis, and providers of value-added services such as AccessLine, BriteVoice, Comverse, IntelliVoice, Webley and Wildfire. Wireless communications infrastructure companies, such as Ericsson or Phone.com, may extend their offerings to provide the capabilities of the myTalk communications platform, as may software developers such as Microsoft and Oracle, or telecommunications companies such as AT&T and Sprint. In addition, TellMe, in the voice portal category, and CollegeClub.com, EchoBuzz, eVoice, ShoutMail, ThinkLink and Ureach, in the personal messaging category, are among the potential competitors of General Magic. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

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

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT, WHICH COULD ADVERSELY AFFECT OUR REVENUES OR RESULTS OF OPERATIONS.

   Any delays in product development or market launch could adversely affect our revenues or results of operations. To be successful, we must continue to develop and enhance technologies to enable us to offer voice application services and other products deployed on our magicTalk communications platform. Software product development schedules are difficult to predict because they involve creativity and may require implementation of original, untried solutions or the use of new development tools. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved services or products or the delivery of new versions of our services or products.

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

   We have incorporated technology developed by third parties in certain of the voice application services and products offered to our customers, including the following:

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

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

   As of March 31, 2000, we have 50,000 shares of Series A preferred stock, 399 shares of Series D preferred stock, 350 shares of Series E preferred stock, 525 shares of Series F preferred stock and 1,500 shares of Series G preferred stock outstanding, all of which are convertible into common stock. In addition, we have a warrant to purchase up to an additional 500 shares of Series G preferred stock and warrants to purchase an aggregate, as of March 31, 2000, of 912,522 shares of common stock outstanding. We also have an equity line of credit arrangement under which we could issue up to $25,750,000 in common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, or drawdowns under the equity line of credit arrangement. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock, upon exercise of the warrants issued in connection with the Series B, Series

C and Series D preferred stock transactions, and pursuant to the equity line of credit arrangement depends in part on future prices of our common stock on The Nasdaq National Market. The number of shares of common stock issued pursuant to the equity line of credit arrangement depends on the prices of common stock on The Nasdaq National Market shortly before the date of issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock, exercise of the warrants issued in connection with the Series B, Series C, and Series D preferred stock, and drawdowns under the equity line of credit will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the stock price of our common stock to decrease further. A decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. Our board of directors may authorize issuance of up to 429,301 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

WE MAY BE REQUIRED TO REDEEM THE OUTSTANDING SERIES D PREFERRED STOCK AND SERIES F PREFERRED STOCK, WHICH COULD SIGNIFICANTLY DEPLETE OUR CASH RESERVES AND MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

   The holders of the Series D preferred stock and the Series F preferred have redemption rights if we fail to meet the requirements of the documents governing each. As of March 31, 2000, 399 shares of Series D preferred stock and 525 shares of the Series F preferred stock were outstanding. The redemption value of these shares could total as much as approximately $11.2 million. If we were required to redeem these shares, such payments would deplete our cash reserves, which could materially and adversely affect our financial condition. In addition, such a decrease in our cash reserves could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

IF WE FAIL TO OBTAIN STOCKHOLDER APPROVAL OF THE SERIES G PREFERRED STOCK TRANSACTION AS REQUIRED BY THE NASDAQ MARKETPLACE RULES AND OUR AGREEMENT WITH GENERAL MOTORS, WE WOULD BE REQUIRED TO PAY GENERAL MOTORS A SIGNIFICANT PENALTY THAT WOULD LIKELY HAVE AN ADVERSE AFFECT ON OUR FINANCIAL CONDITION.

   We are required under The Nasdaq Marketplace Rules and our agreement with General Motors, by and through its OnStar subsidiary, to obtain stockholder approval of the sale or issuance of those shares of our common stock (or securities convertible into common stock) equal to 20% or more of the outstanding common stock or voting power before the issuance of the Series G preferred stock upon (i) the conversion of our Series G preferred stock and (ii) the exercise of the warrant for the purchase of shares of our Series G preferred stock. If we do not obtain stockholder approval, we will be required, at our election, either to pay to General Motors $7 million in cash or pay to General Motors $3.5 million in cash and credit $3.5 million against amounts then owed or next owing by General Motors to General Magic. Failure to obtain stockholder approval will likely adversely affect our financial condition, and/or result in increased dilution to the holders of our common stock.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE POSITION.

   Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect under a combination of patent, copyright, trademark and trade secret laws, as well as with confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

SECURITY PROBLEMS IN OUR VOICE APPLICATION SERVICES OR PRODUCTS WOULD LIKELY RESULT IN SIGNIFICANT LIABILITY AND REDUCED REVENUES.

   Security vulnerabilities and weaknesses may be discovered in our voice application services or products, in the licensed technology incorporated in our voice application services or products, in our network operations center hosting environment, or in the media by which end users access our voice application services or products. Any such security problems may require us to expend significant capital and other resources to alleviate the problems. In addition, these problems could result in the loss or misuse of personal information, including credit card numbers, and may limit the number of customers or subscribers for our voice application services or products. A decrease in the number of customers could lead to decreased revenues. These problems may also cause interruptions or delays in the development of enhancements to our voice application services and products and may result in lawsuits against us.

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

   Our ability to host services for our customers depends on the integrity of our software, computer hardware systems and network infrastructure, and the reliability of software and services supplied by our vendors, including providers of telecommunications and electric power. We have encountered, and may encounter in the future, errors in our software or our system design, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies may result in substantial interruptions to our services or those we host for our customers. Our errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are timely corrected, if at all.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.


   The market price of our common stock has been extremely volatile. From January 1, 2000 to March 31, 2000, the closing price of our common stock has varied significantly from a high of $17.313 to a low of $4.031 per share.


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

                           Part II: Other Information

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)The following exhibits have been filed with this report:

     EXHIBIT
     NUMBER              DESCRIPTION
     -------             ------------
      10.1          Form of Indemnity Agreement for officers and directors of
                    the Company

      27.1          Financial Data Schedule

   (b) (i)   A report on Form 8-K was filed on February 2, 2000, to report under
Item 5, Other Events, a further description of the transaction entered into with OnStar and to provide an update regarding the accounting treatment of the revenue generated by the transaction.

       (ii)  A report on Form 8-K was filed on March 9, 2000, to report under
Item 5, Other Events, the Company's operating results for the fourth quarter and the year ended December 31, 1999.

       (iii) A report on Form 8-K was filed on March 14, 2000, to report under
Item 5, Other Events, that the Company had amended the Common Stock Investment Agreement dated July 30, 1999, with Cripple Creek Securities, LLC.

       (iv)  A report on Form 8-K was filed on March 31, 2000, to report under
Item 5, Other Events, that the Company had entered into a private placement agreement with investors to sell and issue 2,200 shares of its Series H Convertible Preferred Stock and warrants to purchase additional shares of its Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 15, 2000                              /s/    STEVEN MARKMAN
                                       ----------------------------------------
                                       Name:  Steven Markman
                                       Title: President, Chief Executive
                                              Officer and Chairman of the Board
                                              (Principal Executive Officer)





DATE: May 15, 2000                              /s/    ROSE MARCARIO
                                       ---------------------------------------
                                       Name:    Rose M. Marcario
                                       Title:   Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER          DESCRIPTION
  -------          ------------
    10.1          Form of Indemnity Agreement for officers and directors of the
                  Company

    27.1          Financial Data Schedule

   (b) (i)   A report on Form 8-K was filed on February 2, 2000, to report under
Item 5, Other Events, a further description of the transaction entered into with OnStar and to provide an update regarding the accounting treatment of the revenue generated by the transaction.

       (ii)  A report on Form 8-K was filed on March 9, 2000, to report under
Item 5, Other Events, the Company's operating results for the fourth quarter and the year ended December 31, 1999.

       (iii) A report on Form 8-K was filed on March 14, 2000, to report under
Item 5, Other Events, that the Company had amended the Common Stock Investment Agreement dated July 30, 1999, with Cripple Creek Securities, LLC.

       (iv)  A report on Form 8-K was filed on March 31, 2000, to report under
Item 5, Other Events, that the Company had entered into a private placement agreement with investors to sell and issue 2,200 shares of its Series H Convertible Preferred Stock and warrants to purchase additional shares of its Common Stock.