Form 10-Q
period 2000-06-30
GENERAL MAGIC INC
filed 2000-08-14
CIK 933524

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     55,570,575 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of June 30, 2000.


================================================================================

                               GENERAL MAGIC, INC.

                            FORM 10-Q, JUNE 30, 2000


                                    CONTENTS

ITEM NUMBER                                                                                               PAGE
-----------                                                                                               ----
                          PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
           a.    Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                3

           b.    Condensed  Consolidated  Statements of Operations - Three-Month and Six-Month periods
                 ended June 30, 2000 and 1999                                                               4

           c.    Condensed  Consolidated  Statements of Cash Flows - Six-Month periods ended
                 June 30, 2000 and 1999                                                                     5

           d.    Notes to Condensed Consolidated Financial Statements                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      20

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings                                                                               21

Item 2.    Changes in Securities and Use of Proceeds                                                       21

Item 3.    Defaults Upon Senior Securities                                                                 21

Item 4.    Submission of Matters to a Vote of Security Holders                                             21

Item 5.    Other Information                                                                               22

Item 6.    Exhibits and Reports on Form 8-K                                                                22

Signatures                                                                                                 23

Exhibits                                                                                                   24

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                             JUNE 30,    DECEMBER 31,
                                                                               2000        1999
                                                                            ---------    -----------
Current assets:
 Cash and cash equivalents                                                  $  13,482      $  23,045
 Short-term investments                                                        11,133          2,490
 Other current assets                                                             991            767
                                                                            ---------      ---------
   Total current assets                                                        25,606         26,302
                                                                            ---------      ---------
Property and equipment, net                                                    10,598         11,869
Other assets                                                                    3,552          3,534
                                                                            ---------      ---------
   Total assets                                                             $  39,756      $  41,705
                                                                            =========      =========

             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Accounts payable                                                           $   3,687      $   2,780
 Accrued expenses                                                               4,094          8,018
 Deferred revenue and other current liabilities                                 1,279          5,895
                                                                            ---------      ---------
   Total current liabilities                                                    9,060         16,693
Other long-term liabilities                                                     2,298          2,692
                                                                            ---------      ---------
   Total liabilities                                                           11,358         19,385
                                                                            =========      =========
Commitments:
Redeemable, convertible Series D preferred stock, $0.001 par value
  Stated at involuntary liquidation preference;
  Authorized: 2 shares; issued and outstanding: 2000 -- 0; 1999 -- 1            1,976         10,274
Stockholders' equity:
 Convertible preferred stock, $0.001 par value
  Authorized: 55 shares; issued and outstanding: 2000 -- 53; 1999 -- 54             2              2
 Preferred stock, $0.001 par value
  Authorized: 427 shares; issued and outstanding: 2000 -- 0; 1999 -- 0             --             --
 Common stock, $0.001 par value; authorized: 150,000 shares;
  Issued and outstanding: 2000 - 55,571; 1999 -- 43,248                            56             43
 Additional paid-in capital                                                   325,987        282,861
 Accumulated other comprehensive loss                                              (6)            (3)
 Deficit accumulated during development stage                                (299,414)      (270,654)
                                                                            ---------      ---------
                                                                               26,625         12,249
 Less treasury stock, at cost: 2000 -- 46; 1999 -- 46                            (203)          (203)
                                                                            ---------      ---------
   Total stockholders' equity                                                  26,422         12,046
                                                                            ---------      ---------
                                                                            $  39,756      $  41,705
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

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                            THREE-MONTH PERIODS ENDED   SIX-MONTH PERIODS ENDED
                                                      JUNE 30,                 JUNE 30,
                                            -------------------------   -----------------------
                                                2000          1999         2000          1999
                                             --------      --------      --------      --------
Revenue:
  Service revenue                            $  2,258      $    164      $  4,848      $    301
  Licensing revenue                                 4            16            10            34
                                             --------      --------      --------      --------
Total revenue                                   2,262           180         4,858           335
                                             --------      --------      --------      --------
Operating expenses:
 Cost of service revenue                        1,359            --         2,530            --
 Network operations                             2,948         1,588         6,028         3,500
 Research and development                       1,016         3,070         2,992         6,523
 Selling, general and administrative            4,771         6,275        11,824        12,181
 Depreciation and amortization                  1,524         1,145         3,008         2,118
 Compensation expense associated with stock        99           113           253           226
                                             --------      --------      --------      --------
Total costs and expenses                       11,717        12,191        26,635        24,548
                                             --------      --------      --------      --------
Loss from operations                           (9,455)      (12,011)      (21,777)      (24,213)
Total other income (expense), net                 389        (1,017)          668        (2,510)
                                             --------      --------      --------      --------
Loss before income taxes                       (9,066)      (13,028)      (21,109)      (26,723)
Income taxes                                        6            --            26            22
                                             --------      --------      --------      --------
Net loss                                       (9,072)      (13,028)      (21,135)      (26,745)
Dividends on preferred stock                     (107)         (351)         (255)         (634)
Warrants issuance on Series D preferred stock      --            --            --          (251)
Beneficial  conversion feature of Series
  H Preferred Stock                            (7,366)           --        (7,366)           --
                                             --------      --------      --------      --------
Loss applicable to common stockholders       $(16,545)     $(13,379)     $(28,756)     $(27,630)
                                             ========      ========      ========      ========
Basic and diluted loss per share             $  (0.32)     $  (0.34)     $  (0.58)     $  (0.75)
                                             ========      ========      ========      ========
Shares used in computing per share amounts     52,007        39,242        49,966        36,807
                                             ========      ========      ========      ========


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX-MONTH PERIODS
                                                                           ENDED JUNE 30,
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
Cash flows from operating activities:
Net loss                                                             $(21,135)      $(26,745)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                          3,008          2,066
 Equity in net loss of unconsolidated affiliate                            --          3,016
 Compensation expense associated with stock options                       253             --
 Deferred revenue                                                      (4,616)            --
Changes in items affecting operations:
 Other current assets                                                    (224)           692
 Accounts payable and accrued expenses                                 (2,391)         1,237
                                                                     --------       --------
Net cash used in operating activities                                 (25,105)       (19,734)
                                                                     --------       --------
Cash flows from investing activities:
  Purchases of short-term investments                                 (13,643)        (3,077)
  Proceeds from sales and maturities of short-term investments          5,000         14,152
  Purchases of property and equipment                                  (1,654)        (4,997)
  Disposition of property and equipment                                    19             --
  Other assets                                                           (189)        (3,086)
                                                                     --------       --------
Net cash (used in) provided by investing activities                   (10,467)         2,992
                                                                     --------       --------
Cash flows from financing activities:
  Repayment of capital lease obligations                                   --            (15)
  Repayment of debt                                                        --         (1,167)
  Proceeds from sale of common stock and warrants                       4,006            860
  Proceeds from exercise of Series E warrant                            1,000             --
  Proceeds from sale of Series D preferred stock                           --         20,000
  Proceeds from sale of Series E preferred stock                           --          5,967
  Proceeds from sale of Series H Preferred Stock                       20,640             --
  Other long-term liabilities                                             363            487
                                                                     --------       --------
Net cash provided by financing activities                              26,009         26,132
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                   (9,563)         9,390
                                                                     --------       --------
Cash and cash equivalents, beginning of period                         23,045         21,845
                                                                     --------       --------
Cash and cash equivalents, end of period                             $ 13,482       $ 31,235
                                                                     ========       ========
Supplemental disclosures of cash flow information:
  Income taxes paid during the period                                      27             22
  Interest paid during the period                                          --            244
Non-cash investing and financing activity:
  Conversion of Series B preferred stock into common stock                 --          7,695
  Conversion of Series C preferred stock into common stock                 --         20,924
  Conversion of Series D preferred stock into common stock              8,411             --
  Conversion of Series E preferred stock into common stock              2,490             --
  Exercise of Series E warrant                                          1,000             --
  Conversion of Series F preferred stock into common stock              3,326             --
  Conversion of Series H Preferred Stock into common stock             10,848             --
  Beneficial Conversion feature of Series H Preferred Stock             7,366             --
  Preferred stock dividends                                               255            634


The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from May 1, 1990 (inception) to December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K/A which was filed with the SEC on April 28, 2000.

   The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

   A summary of property and equipment follows (in thousands):

                                                          JUNE 30,    DECEMBER 31,
                                                            2000         1999
                                                         --------     ------------
     Network operations center                             14,043       $ 13,020
     Office equipment and computers                         7,756          8,225
     Furniture and fixtures                                 2,242          2,303
     Leasehold improvements                                 1,425          1,062
                                                         --------       --------
                                                           25,466         24,610
     Less accumulated depreciation and amortization       (14,868)       (12,741)
                                                         --------       --------
                                                         $ 10,598       $ 11,869
                                                         ========       ========

ACCRUED EXPENSES

   A summary of accrued expenses follows (in thousands):

                                                      JUNE 30,   DECEMBER 31,
                                                        2000         1999
                                                      --------   ------------
     Employee compensation                              2,121       3,511
     Other                                              1,973       2,380
     Prepaid royalty payment and accrued interest          --       2,127
                                                       ------      ------
                                                       $4,094      $8,018
                                                       ======      ======

TOTAL OTHER INCOME (EXPENSE), NET

   A summary of other income (expense) follows (in thousands):


                                                          THREE-MONTH                SIX-MONTH
                                                          PERIOD ENDED              PERIOD ENDED
                                                            JUNE 30,                  JUNE 30,
                                                       -------------------       -------------------
                                                        2000        1999          2000        1999
                                                       -----       -------       -----       -------
     Interest income                                   $ 399       $   300       $ 680       $   574
     Other                                               (10)            2         (12)           24
     Equity in net loss of DSI                            --        (1,220)         --        (3,016)
     Gain on sale of investment in Starfish, Inc.         --             5          --           162
     Interest expense                                     --          (104)         --          (254)
                                                       -----       -------       -----       -------
     Total other income (expense), net                 $ 389       $(1,017)      $ 668       $(2,510)
                                                       =====       =======       =====       =======

NEW PRONOUNCEMENTS

   In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133," which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply SFAS No. 133. The Company has not determined the impact that the adoption of SFAS No. 133, as amended by SFAS No. 138, will have on its financial statements and believes that such determination will not be meaningful until closer to the date of the initial adoption.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation clarifies the application of Opinion 25 for certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company must adopt FIN No. 44 by July 1, 2000. Management does not believe that the adoption of the interpretation will have a material effect on the Company's results of operations, financial position or liquidity.

NOTE 3: COMPREHENSIVE LOSS

   Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the six-month periods ended June 30, 2000 and 1999, there were no significant differences between the Company's comprehensive loss and reported net loss.

NOTE 4: NET LOSS PER SHARE (in thousands)

   The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect.

                                                                                        JUNE 30,
                                                                                   ------------------
                                                                                    2000        1999
                                                                                   ------      ------
Stock options                                                                       6,083       8,222
Warrants for the purchase of common stock                                           5,766         780
Shares of common stock issuable upon conversion of Series A preferred stock         3,629       3,629
Shares of common stock issuable upon conversion of Series D preferred stock         1,174       5,101
Shares of common stock issuable upon conversion of Series E preferred stock           921       1,839
Shares of common stock issuable upon conversion of Series F preferred stock         4,049          --
Shares of common stock issuable upon conversion of Series G preferred stock         8,907          --
Shares of common stock issuable upon conversion of Series H Preferred stock         3,685          --
                                                                                   ------      ------
                                                                                   34,214      19,571
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

   The liquidation preference of the Series H Preferred Stock, which is payable pari passu with the Series A, Series D, Series E, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula:
(.02)(N/365)($10,000). Each share of Series H Preferred Stock is convertible at any time at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H Preferred Stock or its affiliates are deemed to beneficially own, into common stock of the Company at a conversion rate (the "Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000. The Company recorded a beneficial conversion amount in the second quarter of 2000 to account for this beneficial conversion feature.

   The Company may, subject to certain conditions, require that all of the outstanding shares of Series H Preferred Stock be converted at the Conversion Price then in effect at any time after June 19, 2000. Should any of the shares of Series H Preferred Stock remain outstanding on April 20, 2002 (subject to extension under certain circumstances) the Company may either redeem each of the outstanding shares of Series H Preferred Stock at the liquidation preference or require their conversion at the then applicable Conversion Price, subject to certain conditions. The Company also may, subject to certain conditions, redeem the Series H Preferred Stock upon a consolidation, merger or other business combination of the Company at a price equal to 115% of the liquidation preference.

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

   Adjustments to accumulated deficit of approximately $7.6 million were recorded in the six-month period ended June 30, 2000 related to issuances of preferred stock with beneficial conversion and redemption rights and dividends on preferred stock for the period. Adjustments to accumulated deficit of approximately $885 thousand were recorded in the six-month period ended June 30, 1999 related to issuances of preferred stock with beneficial conversion and redemption rights and dividends on preferred stock for the period.

   During the six-month period ended June 30, 2000, 804 shares of the Series D preferred stock were converted into 5.0 million shares of common stock, 249 shares of the Series E preferred stock were converted into 655 thousand shares of common stock, the Series E warrant was exercised for 100 shares of Series E preferred stock, which was converted into 263 thousand shares of common stock, 319 shares of the Series F preferred stock were converted into 2.4 million shares of common stock, and 1,620 shares of the Series H Preferred Stock were converted into 2.7 million shares of common stock.

   As of June 30, 2000, 50,000 shares of Series A preferred stock were outstanding. As of June 30, 2000, no shares of the Series B or Series C preferred stock were outstanding. As of June 30, 2000, 186 shares of Series D preferred stock were outstanding, 350 shares of Series E preferred stock were outstanding, 525 shares of Series F preferred stock were outstanding, 1,500 shares of Series G preferred stock were outstanding, and 580 shares of Series H Preferred Stock were outstanding. On June 27, 2000, the holder of Series A preferred stock initiated, and on July 5, 2000, completed, the conversion of all of its shares of Series A.

NOTE 6: COMMITMENTS

PURCHASE COMMITMENTS

   In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is obligated to purchase $13 million in telecommunications services during the three-year period ending April 30, 2001, of which $4.8 million has been purchased as of June 30, 2000. Based on the terms of the contract, Qwest's level of performance under the contract, and the Company's discontinuation of the myTalk service, the Company has commenced negotiations with Qwest to terminate the contract or renegotiate its terms including the purchase commitment. The negotiations are ongoing.

NOTE 7: SEGMENT REPORTING

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements.

   Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company operates in a single operating segment, voice application services. Total revenue for the six-month periods ended June 30, 2000 and 1999, was related to voice application services.

   For the six-month period ended June 30, 2000, revenue from one major customer accounted for 95% of total revenue. For the six-month period ended June 30, 1999, no customer accounted for more than 10% of the Company's revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section below and elsewhere in this report on Form 10-Q, that could cause actual results to differ materially from historical results or those anticipated. In this report, words such as "anticipates," "believes," "expects," "future," "intends," "plans," "potential," "may," "could," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

   General Magic is a voice application services provider. The Company offers its customers premier voice-enabled applications based on its VoiceXML-based magicTalk(TM) platform. Primary applications for General Magic's patent-pending magicTalk platform include customer relationship management interactions, value added telecommunication services, Internet voice portal services, and eCommerce transactions. General Magic develops and deploys magicTalk voice applications through the efforts of its professional services organization and offers its customers around-the-clock hosting services in its network operations center ("NOC"). Each General Magic voice application features a personality-rich, socially-engineered voice user interface ("VUI") that responds to ordinary speech, all but eliminating the need to punch buttons or enter codes when using technology such as email, voice mail, telephone, fax and the Internet.

   General Magic's target markets are businesses with high volume customer interactions, including telecommunication providers, enterprises, and Internet companies. To support its customers General Magic provides a full range of professional services to assist in the planning, design, development, deployment and support of voice solutions developed with magicTalk. For customers who require rapid time-to-market and elect to deploy end-to-end voice solutions without investing in a separate hosting facility, General Magic provides customers cost-effective hosting services through its NOC. General Magic's NOC allows the Company to optimize the return on investment for each of its customers by optimizing service performance, managing growth and taking advantage of efficiencies of scale.

   In July 2000, General Magic signed an agreement with IBM to jointly develop and deliver voice applications for companies in General Magic's target markets. The agreement provides that General Magic will integrate its magicTalk platform with IBM's DirectTalk platform and ViaVoice speech recognition engine to deliver and host end-to-end voice solutions. IBM and General Magic also plan to jointly market integrated magicTalk applications on DirectTalk through the existing IBM sales channel. IBM's DirectTalk is a voice-processing platform that connects self-service customer relationship management applications for effective call routing and response for 24 hours a day, 7 days a week, customer service.

   In June 2000, General Magic signed an agreement with Global Services Network, Inc. ("GSN"), a provider of unified communications and messaging services targeting the enterprise and mobile professional markets. General Magic will develop and host customized unified communications applications for GSN using General Magic's VoiceXML-based magicTalk platform.

   In November 1999, General Magic entered into a licensing and technology agreement with General Motors Corporation through what is now its OnStar Corporation subsidiary ("OnStar"). The agreement licenses General Magic's magicTalk platform and custom VUI for OnStar's Virtual Advisor, which provides hands-free voice-activated access to Internet-based information services in vehicles manufactured by General Motors, as well as other international auto makers. General Magic is designing, developing and hosting the OnStar Virtual Advisor service. General Magic delivered Phase I of the OnStar Virtual Advisor for testing in June 2000.

   In June 1999, General Magic launched myTalk, which was an advertising sponsored service that let people access email over the phone, reply to email messages using their own spoken words and make short calls anywhere in the United States. myTalk attracted more than one million subscribers which management believes provided a successful proof point and demonstrated the appeal of magicTalk-based services and the widespread adoption of voice-enabled services. In June 2000, General Magic discontinued the myTalk consumer service in order to more effectively focus on the development of custom voice solutions on the magicTalk platform. General Magic now offers customized components similar to those offered by the myTalk service as part of its intended business.

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

RESULTS OF OPERATIONS

   For the three-month period ended June 30, 2000, the Company incurred a net loss of $16.5 million, or $0.32 per share, compared to a net loss of $13.4 million, or $0.34 per share, for the three-month period ended June 30, 1999. The net loss per share applicable to stockholders for the three-month period ended June 30, 2000, included the net loss for the period and $7.5 million in adjustments to accumulated deficit related to preferred stock and warrants issued during the period with beneficial conversion rights and dividends on preferred stock. The net loss per share applicable to stockholders for the three-month period ended June 30, 1999, included the net loss for the period and $351 thousand in adjustments to accumulated deficit related to dividends on preferred stock.

   For the six-month period ended June 30, 2000, the Company incurred a net loss of $28.8 million, or $0.58 per share, compared to a net loss of $27.6 million, or $0.75 per share, for the six-month period ended June 30, 1999. The net loss per share for the six-month period ended June 30, 2000, included the net loss for the period and $7.6 million in adjustments to accumulated deficit related to preferred stock and warrants issued during the period with beneficial conversion rights and dividends on preferred stock. The net loss per share for the six-month period ended June 30, 1999, included the net loss for the period and $885 thousand in adjustments to accumulated deficit related to warrants issued during the period with beneficial exercise rights and dividends on preferred stock.

TOTAL REVENUE

   Total revenue for the three-month period ended June 30, 2000, was $2.3 million compared to $180 thousand for the three-month period ended June 30, 1999. Total revenue for the six-month period ended June 30, 2000, was $4.9 million compared to $335 thousand for the six-month period ended June 30, 1999. Total revenue consists of revenue for the development of the Virtual Advisor for OnStar and subscription fees for the Portico service. The Company expects to recognize revenue related to the OnStar development agreement and other customers through fiscal year 2000. These revenues include development fees, licensing fees, hosting fees, professional services fees, and support fees. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

COST OF SERVICE REVENUE

   Cost of service revenue for the three-month period ended June 30, 2000, was $1.4 million compared to none for the three-month period ended June 30, 1999. Cost of service revenue for the six-month period ended June 30, 2000, was $2.5 million compared to none for the six-month period ended June 30, 1999. Cost of service revenue consists of costs related to the development of the Virtual Advisor for OnStar.

NETWORK OPERATIONS

   Network operations expense for the three-month period ended June 30, 2000, was $2.9 million compared to $1.6 million for the three-month period ended June 30, 1999. Network operations expense for the six-month period ended June 30, 2000, was $6.0 million compared to $3.5 million for the six-month period ended June 30, 1999. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. The increase for both the three-month and the six-month periods ended June 30, 2000 compared to the same periods ended June 30, 1999, was due primarily to increased telecommunication billings associated with the myTalk service. The Company expects network operations expense to increase modestly through 2000 as it adds network infrastructure to increase its hosting capacity.

RESEARCH AND DEVELOPMENT

   Research and development expense for the three-month period ended June 30, 2000, was $1.0 million, compared to $3.1 million for the three-month period ended June 30, 1999. Research and development expense for the six-month period ended June 30, 2000, was $2.9 million, compared to $6.5 million for the six-month period ended June 30, 1999. The decrease for the six-month period ended June 30, 2000, compared to the six-month period ended June 30, 1999, was due to reduced spending on outside consultants and a decrease in headcount. The Company expects research and development expenses to increase slightly from the level in the three-month period ended June 30, 2000 through the remainder of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expense for the three-month period ended June 30, 2000, was $4.8 million, compared to $6.3 million for the three-month period ended June 30, 1999. Selling, general and administrative expense for the six-month period ended June 30, 2000, was $11.8 million, compared to $12.2 million for the six-month period ended June 30, 1999. The selling, general and administrative expense for the three-month and six-month periods ended June 30, 2000 compared to the same periods ended June 30, 1999 has decreased due to a decrease in headcount and reduced marketing and advertising expenses associated with the discontinuation of the myTalk service.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense for the three-month period ended June 30, 2000, was $1.5 million, compared to $1.1 million for the three-month period ended June 30, 1999. Depreciation and amortization expense for the six-month period ended June 30, 2000, was $3.0 million, compared to $2.1 million for the six-month period ended June 30, 1999. The increase in both periods was due to equipment purchases and facility improvements related to the expansion of the Company's network operations center and amortization of intangible assets associated with a prior acquisition. The Company expects depreciation and amortization expense to increase modestly through the remainder of 2000 as the network operations center continues to expand to increase hosting capacity.

TOTAL OTHER INCOME (EXPENSE), NET

   The Company had other income of $389 thousand in the three-month period ended June 30, 2000, and other expense of $1.0 million in the three-month period ending June 30, 1999. The Company had other income of $668 thousand in the six-month period ended June 30, 2000, and other expense of $2.5 million in the six-month period ending June 30, 1999. During the three-month period ended June 30, 1999, the Company recorded a loss of $1.2 million to account for net losses of its equity investment in DataRover Mobile Systems, Inc. ("DSI") and $3.0 million to account for net losses of its equity investment in DSI for the six-month period ended June 30, 1999. Excluding the losses associated with DSI, other income (expense), net consisted primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $24.6 million as of June 30, 2000, down $920 thousand from $25.5 million as of December 31, 1999.

   During the six-month period ended June 30, 2000, 804 shares of the Series D preferred stock were converted into 5.0 million shares of common stock, 249 shares of the Series E preferred stock were converted into 655 thousand shares of common stock, the Series E warrant was exercised for 100 shares of Series E preferred stock, which was converted into 263 thousand shares of common stock, 319 shares of the Series F preferred stock were converted into 2.4 million shares of common stock, and 1,620 shares of the Series H Preferred Stock were converted into 2.7 million shares of common stock. On June 27, 2000, the holder of Series A preferred stock initiated, and on July 5, 2000, completed, the conversion of all of its shares of Series A.

   As of June 30, 2000, 50,000 shares of Series A preferred stock were outstanding. As of June 30, 2000, no shares of the Series B or Series C preferred stock were outstanding. As of June 30, 2000, 186 shares of Series D preferred stock were outstanding, 350 shares of Series E preferred stock were outstanding, 525 shares of Series F preferred stock were outstanding, 1,500 shares of Series G preferred stock were outstanding, and 580 shares of Series H Preferred Stock were outstanding.

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

   The liquidation preference of the Series H Preferred Stock, which is payable pari passu with the Series A, Series D, Series E, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula:
(.02)(N/365)($10,000). Each share of Series H Preferred Stock is convertible at any time at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H Preferred Stock or its affiliates are deemed to beneficially own, into common stock of the Company at a conversion rate (the "Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000. The Company recorded a beneficial conversion amount in the second quarter of 2000 to account for this beneficial conversion feature.

   The Company may, subject to certain conditions, require that all of the outstanding shares of Series H Preferred Stock be converted at the Conversion Price then in effect at any time after June 19, 2000. Should any of the shares of Series H Preferred Stock remain outstanding on April 20, 2002 (subject to extension under certain circumstances) the Company may either redeem each of the outstanding shares of Series H Preferred Stock at the liquidation preference or require their conversion at the then applicable Conversion Price, subject to certain conditions.

   The Company also may, subject to certain conditions, redeem the Series H Preferred Stock upon a consolidation, merger or other business combination of the Company at a price equal to 115% of the liquidation preference.

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

   In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company is currently obligated to purchase $13.0 million in telecommunications services during the three-year period ending April 30, 2001, of which $4.8 million has been purchased as of June 30, 2000. The charges underlying this commitment are expensed in the periods in which they occur. Based on the terms of the contract, Qwest's level of performance under the contract, and the Company's discontinuation of the myTalk service, the Company has commenced negotiations with Qwest to terminate the contract or renegotiate its terms, including the purchase commitment. There is no assurance the Company will be successful in these discussions.

   In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under six of these agreements, and is subject to the following obligations under the remaining two agreements. In December 1999, the Company compromised its obligation to refund one licensee a prepaid royalty, together with interest, totaling $2.3 million in consideration of the issuance to the licensee of 267,559 shares of the Company's common stock and an agreement to pay a total of $1,250,000 in five quarterly installments commencing January 2000. As of June 30, 2000, $750 thousand remains to be paid under this arrangement and is classified in accounts payable. 267,559 shares of common stock were issued to the licensee during the six-month period ending June 30, 2000. The Company has agreed to refund the second remaining licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of June 30, 2000, this obligation was classified in other long-term liabilities. The Company does not expect the second licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

   Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of June 30, 2000, the Company had an accumulated deficit of $299.4 million, which includes a net loss of $21.1 million for the six-month period ended June 30, 2000. The Company expects to incur significant losses at least for the next eighteen months.

   The Company expects that its cash, cash equivalents and short-term investment balances of $24.6 million as of June 30, 2000, and the cash expected to be available under the Company's equity line of credit arrangement, will be adequate to fund the Company's operations through the year 2000. However, there are a number of conditions and limitations on the Company's right to draw down under the equity line of credit, including that the closing bid price of the common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that the common stock is listed on The American Stock Exchange ("AMEX"), The New York Stock Exchange ("NYSE"), The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth (1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999. It is uncertain that the Company will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although the Company may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of the common stock as well as the investor's percentage ownership of General Magic. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

   Since our inception, we have incurred significant losses, including a loss of $21.1 million for the six-month period ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $299.4 million. We expect to have net losses and negative cash flow for at least the next eighteen months. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application services and products and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis. If we fail to achieve and maintain profitability, the price of our stock may decline substantially.

OUR LIMITED FUNDING MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN.

   Our business model requires us to devote significant financial resources to the development, enhancement and maintenance of magicTalk, our platform for delivery of voice application services and products, to the expansion of our sales and professional services organizations and to the buildout of our network operations center. If we are not able to successfully manage our existing resources or to secure additional financing in a timely manner, our ability to generate sufficient revenues may be restricted and our business curtailed.

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

   The continued development of the market for our voice application services and products will depend upon the:

   o widespread adoption of voice-driven applications by businesses for use in conducting transactions and managing relationships with their customers;

   o    consumer acceptance of such applications; and

   o continuing improvements in hardware and software technology that may reduce the cost and improve the performance of voice solutions.

WE MUST ESTABLISH AND MAINTAIN RELATIONSHIPS WITH CUSTOMERS AND PARTNERS TO GENERATE REVENUES.

   Our business model for voice application services and products depends on generation of revenue from licensing of our magicTalk communications platform and from voice application development, support and hosting services. Our success in generating these revenues depends on our ability to establish and maintain relationships with organizations that engage in high-volume customer interactions, such as companies with customer relationship management applications, established eCommerce businesses, and value-added telecommunications providers, and with partners that currently provide technology solutions to these businesses. Competition for relationships with companies such as these is extremely intense.

WE ARE DEPENDENT ON A FEW CUSTOMERS AND EXPECT TO DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM A SINGLE CUSTOMER.

   We have entered into commercial arrangements with Qwest Communications Corporation, Intuit(R) Inc., Excite@Home, the OnStar Corporation, a subsidiary of General Motors Corporation and Global Services Network, Inc. ("GSN"). Qwest and Intuit have placed their projects on hold. We plan to advance our relationships with OnStar and GSN and, in 2000, we expect to derive a significant portion of our revenue from OnStar. However, we cannot guarantee that we will be able to maintain these relationships or establish others. It is also uncertain whether the voice applications contemplated by our current or future partners will be commercially launched, or if launched, that they will result in significant revenue to General Magic.

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

INTENSE COMPETITION IN THE MARKET FOR VOICE APPLICATION SERVICES AND PRODUCTS COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

    The market for voice application services and products is intensely competitive. A number of companies have developed, or are expected to develop, voice applications and/or platform technologies that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premise equipment-based voice-activated solutions to the telecommunications market, such as AccessLine Communications Corporation, Call Sciences Inc., Comverse Technology, Inc., InterVoice-Brite Inc. and Webley Systems, Inc.; speech recognition vendors, such as Nuance Communications Inc., SpeechWorks International and Vocalis Group plc, to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetbyTel.com Inc. and VocalPoint, Inc.; and companies in the voice portal category, such as BeVocal, Inc., Lucent Technologies, Inc., Motorola Inc., Quack.com Inc. and Tellme Networks Inc. Wireless communications infrastructure companies, such as Telefonaktiebolaget LM Ericsson or Phone.com Inc., may extend their offerings to provide the capabilities of the magicTalk communications platform, as may software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

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

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

   We have incorporated technology developed by third parties in certain of the voice application services and products offered to our customers, including the following:

   o  email servers which process both emails and voice mails;

   o  calendar and contact software;

   o  voice recognition software;

   o  text-to-speech software;

   o  the billing system; and

   o  network operations center servers, routers and other equipment.

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

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

   As of June 30, 2000, we have 50,000 shares of Series A preferred stock, 186 shares of Series D preferred stock, 350 shares of Series E preferred stock, 525 shares of Series F preferred stock, 1,500 shares of Series G preferred stock and 580 shares of Series H Preferred Stock outstanding, all of which are convertible into common stock. In addition, we have a warrant to purchase up to an additional 500 shares of Series G preferred stock and warrants to purchase an aggregate, as of June 30, 2000, of 2,796,991 shares of common stock outstanding. We also have an equity line of credit arrangement under which we could issue up to $25,750,000 in common stock. On June 27, 2000, the holder of Series A preferred stock initiated, and on July 5, 2000, completed, the conversion of all of its shares of Series A. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, or drawdowns under the equity line of credit arrangement. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock, upon exercise of the warrants issued in connection with the Series B, Series C and Series D preferred stock transactions, and pursuant to the equity line of credit arrangement depends in part on future prices of our common stock on The Nasdaq National Market. The number of shares of common stock issued pursuant to the equity line of credit arrangement depends on the prices of common stock on The Nasdaq National Market shortly before the date of issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock, exercise of the warrants issued in connection with the Series B, Series C, and Series D preferred stock, and drawdowns under the equity line of credit will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the stock price of our common stock to decrease further. A decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. Our board of directors may authorize issuance of up to 427,101 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

WE MAY BE REQUIRED TO REDEEM THE OUTSTANDING SERIES D PREFERRED STOCK AND SERIES F PREFERRED STOCK, WHICH COULD SIGNIFICANTLY DEPLETE OUR CASH RESERVES AND MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

   The holders of the Series D preferred stock, the Series F preferred stock and the Series H Preferred Stock have redemption rights if we fail to meet the requirements of the documents governing each. As of June 30, 2000, 186 shares of Series D preferred stock, 525 shares of the Series F preferred stock 580 shares of the Series H preferred stock were outstanding. The redemption value of these shares could total as much as approximately $17.4 million. If we were required to redeem these shares, such payments would significantly deplete our cash balance, which could materially and adversely affect our financial condition. In addition, such a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

   The market price of our common stock has been extremely volatile. From January 1, 2000 to June 30, 2000, the closing price of our common stock has varied significantly from a high of $17.313 to a low of $2.5938 per share.

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

DELAWARE LAW AND CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS MAY INHIBIT A CHANGE OF CONTROL OF GENERAL MAGIC.

   Delaware law and provisions of our charter documents may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, General Magic. We are subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay a merger, tender offer or proxy contest or make such a transaction more difficult. In addition, provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or in management, or may limit the price that certain investors may be willing to pay in the future for shares of our common stock. These provisions include:

   o authority to issue "blank check" preferred stock, which is preferred stock that can be issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

   o  prohibition on stockholder action by written consent;

   o requirement that a two-thirds vote of the stockholders is required to amend the bylaws; and

   o advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

                           Part II: Other Information

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 20, 2000, the Company issued to accredited investors 2,200 shares of the Series H Preferred Stock and warrants to purchase 1,883,200 shares of common stock for an aggregate cash consideration of $22.0 million. The terms of the conversion and exercise of these securities are incorporated by reference to
Part I-Item 1-Note 5 of the Notes to Condensed Consolidated Financial
Statements of this Quarterly Report on Form 10-Q. These securities were registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided by section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of General Magic, Inc. was held on June 23, 2000.

   A proposal to elect the following directors to hold office until the 2001 Annual Meeting and until their successors are elected and qualified was approved by the stockholders. The proposal received the following votes:

                                          Number of Votes For     Authority Withheld
                                          -------------------     ------------------
   Nominees: Common Stock Directors
   Steven Markman, Ph.D.                         54,929,743             1,303,609
   Elizabeth A. Fetter                           55,622,695               610,657
   Philip D. Knell                               55,612,370               620,982
   Tom D. Seip                                   55,642,585               590,767
   Susan G. Swenson                              55,620,980               612,372

   Nominees: Series G. Director:
   Chester A. Huber, Jr.                          8,907,363                     0

   A proposal to approve an amendment of the Company's Amended Certificate of Incorporation to increase the number of authorized shares of Common Stock thereunder from 100,000,000 shares to 150,000,000 shares was adopted with the following votes:

   For:                    54,020,390
   Against:                 1,986,032
   Abstain:                   226,930

   A proposal to approve the adoption of the General Magic Inc. 2000 Stock Option Plan (the "Plan") and to authorize the reservation of 2,550,000 shares of Common Stock for issuance under the Plan was adopted with the following votes:

   For:                    52,000,873
   Against:                 3,949,921
   Abstain:                   282,558

   A proposal to approve the issuance of those shares of the Company's Common Stock (or securities convertible into Common Stock) equal to 20% or more of the outstanding Common Stock or voting power before the issuance of the Series G Convertible Preferred Stock upon (i) the conversion of the Company's Series G Convertible Preferred Stock and (ii) the exercise of a warrant for the purchase of shares of the Company's Series G Convertible Preferred Stock was adopted with the following votes:

   For:                    23,121,859
   Against:                 1,868,854

   Abstain:                   376,196

   A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000 was adopted with the following votes:

   For:                    55,670,968
   Against:                   298,670
   Abstain:                   263,714


ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits have been filed with this report:

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 4.1           Securities Purchase Agreement dated as of March 29, 2000 by and among the Company and the investors listed on the Schedule of Buyers attached thereto is incorporated by reference to Exhibit 4.1 to the
               Company's report on Form 8-K filed with the Securities and Exchange
               Commission on March 31, 2000 (File No. 000-25374)

 4.2 Conversion Agreement dated March 29, 2000 by and among the Company and the signatories thereto is incorporated by reference to Exhibit
               4.2 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000 (File No. 000-25374)

 4.3           Certificate of Designations dated as of March 29, 2000 is incorporated by reference to Exhibit 4.3 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000 (File
               No. 000-25374)

 4.4           Registration Rights Agreement dated March 29, 2000 by and among the
               Company and the signatories thereto is incorporated by reference to
               Exhibit 4.4 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000 (File No. 000-25374)

 4.5           Form of Warrant for the purchase of shares of the Company's Common
               Stock is incorporated by reference to Exhibit 4.5 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000 (File No. 000-25374)

 4.6           Certificate of Amendment to Certificate of Incorporation dated June
               23, 2000 is incorporated by reference to Appendix A to the Company's
               Definitive (14A) Proxy Statement filed with the Securities and
               Exchange Commission on May 12, 2000 (File No. 000-25374)

10.1(1)        Professional Services, Licensing and Acquisition Agreement dated
               June 21, 2000 between the Company and Global Services Network, Inc.

10.2           Letter Agreement with Paula Skokowski dated April 20, 2000

10.3           Letter Agreement with Dennis Kilian dated June 20, 2000

10.4           Letter Agreement with Linda A. Hayes dated May 25, 2000

27.1           Financial Data Schedule

--------------
(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 14, 2000.

     (b)  (i) A report on Form 8-K was filed on May 22, 2000, to report under
          Item 5, Other Events, that the Company intends to focus on servicing the business-to-business market and would discontinue its branded myTalk service within 45 days of that date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 2000            /s/ STEVEN MARKMAN
                            ---------------------------------------
                            Name:   Steven Markman
                            Title:  President, Chief Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)



DATE: August 14, 2000            /s/ ROSE MARCARIO
                            --------------------------------------
                            Name:   Rose M. Marcario
                            Title:  Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 4.1           Securities Purchase Agreement dated as of March 29, 2000 by and among the Company and the investors listed on the Schedule of Buyers attached thereto is incorporated by reference to Exhibit 4.1 to the
               Company's report on Form 8-K filed with the Securities and Exchange
               Commission on March 31, 2000 (File No. 000-25374)

 4.2 Conversion Agreement dated March 29, 2000 by and among the Company and the signatories thereto is incorporated by reference to Exhibit
               4.2 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000 (File No. 000-25374)

 4.3           Certificate of Designations dated as of March 29, 2000 is incorporated by reference to Exhibit 4.3 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000 (File
               No. 000-25374)

 4.4           Registration Rights Agreement dated March 29, 2000 by and among the
               Company and the signatories thereto is incorporated by reference to
               Exhibit 4.4 to the Company's report on Form 8-K with the Securities and Exchange Commission on March 31, 2000 (File No. 000-25374)

 4.5           Form of Warrant for the purchase of shares of the Company's Common
               Stock is incorporated by reference to Exhibit 4.5 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000 (File No. 000-25374)

 4.6           Certificate of Amendment to Certificate of Incorporation dated June
               23, 2000 is incorporated by reference to Appendix A to the Company's
               Definitive (14A) Proxy Statement filed with the Securities and
               Exchange Commission on May 12, 2000 (File No. 000-25374)

10.1(1)        Professional Services, Licensing and Acquisition Agreement dated
               June 21, 2000 between the Company and Global Services Network, Inc.

10.2           Letter Agreement with Paula Skokowski dated April 20, 2000

10.3           Letter Agreement with Dennis Kilian dated June 20, 2000

10.4           Letter Agreement with Linda A. Hayes dated May 25, 2000

27.1           Financial Data Schedule

--------------
(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 14, 2000.

     (b)  (i) A report on Form 8-K was filed on May 22, 2000, to report under
          Item 5, Other Events, that the Company intends to focus on servicing the business-to-business market and would discontinue its branded myTalk service within 45 days of that date.