Form 10-Q
period 2000-09-30
GENERAL MAGIC INC
filed 2000-11-14
CIK 933524

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     61,184,634 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of October 31, 2000.

================================================================================

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          FORM 10-Q, SEPTEMBER 30, 2000

                                    CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM NUMBER                                                                                             PAGE
-----------                                                                                             ----
Item 1.  Financial Statements (unaudited)
         a. Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999              3
         b. Condensed  Consolidated  Statements of Operations - Three-Month and Nine-Month periods
            ended September 30, 2000 and 1999                                                             4
         c. Condensed  Consolidated  Statements of Cash Flows - Nine-Month periods ended
            September 30, 2000 and 1999                                                                   5
         d. Notes to Condensed Consolidated Financial Statements                                          6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      23

                                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               24
Item 2.  Changes in Securities and Use of Proceeds                                                       24
Item 3.  Defaults Upon Senior Securities                                                                 24
Item 4.  Submission of Matters to a Vote of Security Holders                                             24
Item 5.  Other Information                                                                               24
Item 6.  Exhibits and Reports on Form 8-K                                                                24
Signatures                                                                                               24
Exhibits                                                                                                 25

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS
                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                     2000          1999
                                                                                  ---------       ---------
Current assets:
 Cash and cash equivalents ................................................       $  13,629       $  23,045
 Short-term investments ...................................................           2,481           2,490
 Other current assets .....................................................           2,659             767
                                                                                  ---------       ---------
     Total current assets .................................................          18,769          26,302
                                                                                  ---------       ---------
Property and equipment, net ...............................................          10,098          11,869
Other assets ..............................................................           2,352           3,534
                                                                                  ---------       ---------
     Total assets .........................................................       $  31,219       $  41,705
                                                                                  =========       =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Accounts payable .........................................................       $   1,689       $   2,780
 Accrued expenses .........................................................           4,180           8,018
 Deferred revenue and other current liabilities ...........................            --             5,895
                                                                                  ---------       ---------
     Total current liabilities ............................................           5,869          16,693
Other long-term liabilities ...............................................           2,231           2,692
                                                                                  ---------       ---------
     Total liabilities ....................................................           8,100          19,385
                                                                                  =========       =========
Commitments
Redeemable, convertible Series D preferred stock, $0.001 par value
   Stated at involuntary liquidation preference;
   Authorized: 2 shares; issued and outstanding: 2000 -- 0; 1999 -- 1 .....           2,000          10,274
Stockholders' equity:
 Convertible preferred stock, $0.001 par value
   Authorized: 55 shares; issued and outstanding: 2000 -- 55; 1999 -- 53...               2               2
 Preferred stock, $0.001 par value
   Authorized:  427 shares; issued and outstanding: 2000 -- 0; 1999 -- 0...            --              --
 Common  stock,  $0.001  par  value;  authorized: 150,000 shares;
   Issued and outstanding: 2000--- 61,157; 1999 -- 43,248 .................              61              43
 Additional paid-in capital ...............................................         326,788         282,861
 Accumulated other comprehensive loss .....................................              (3)             (3)
 Deficit accumulated during development stage .............................        (305,526)       (270,654)
                                                                                  ---------       ---------
                                                                                     21,322          12,249
 Less treasury stock, at cost: 2000 -- 46; 1999 -- 46 .....................            (203)           (203)
                                                                                  ---------       ---------
     Total stockholders' equity ...........................................          21,119          12,046
                                                                                  ---------       ---------
                                                                                  $  31,219       $  41,705
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

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE-MONTH PERIODS ENDED    NINE-MONTH PERIODS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------
Revenue:
   Service revenue ...............................      $  3,133       $    210       $  7,984       $    511
   Licensing revenue .............................            50          1,503             57          1,537
                                                        --------       --------       --------       --------
Total revenue ....................................         3,183          1,713          8,041          2,048
                                                        --------       --------       --------       --------
Operating expenses:
  Cost of service revenue ........................           975           --            3,505           --
  Network operations .............................         1,291          1,905          7,319          5,405
  Research and development .......................         1,817          2,863          4,809          9,612
  Selling, general and administrative ............         2,792          5,321         14,616         17,502
  Depreciation and amortization ..................         1,588          1,320          4,596          3,438
  Compensation expense associated with stock .....            (7)          --              246           --
                                                        --------       --------       --------       --------
Total costs and expenses .........................         8,456         11,409         35,091         35,957
                                                        --------       --------       --------       --------
Loss from operations .............................        (5,273)        (9,696)       (27,050)       (33,909)
Total other income (expense), net ................          (748)          (205)           (80)        (2,715)
                                                        --------       --------       --------       --------
Loss before income taxes .........................        (6,021)        (9,901)       (27,130)       (36,624)
Income taxes .....................................             6              1             32             23
                                                        --------       --------       --------       --------
Net loss .........................................        (6,027)        (9,902)       (27,162)       (36,647)
Dividends on preferred stock .....................           (84)          (223)          (339)          (857)
Warrants issuance on Series D preferred stock ....          --             --             --             (251)
Favorable conversion rights on convertible
Series F preferred stock .........................          --             (485)          --             (485)
Favorable conversion rights on Series H
preferred stock ..................................          --             --           (7,366)          --
Loss applicable to common stockholders ...........      $ (6,111)      $(10,610)      $(34,867)      $(38,240)
                                                        ========       ========       ========       ========
Basic and diluted loss per share .................      $  (0.10)      $  (0.25)      $  (0.65)      $  (1.00)
                                                        ========       ========       ========       ========
Shares used in computing per share amounts .......        59,716         41,170         53,240         38,277
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

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE-MONTH PERIODS
                                                                           ENDED SEPTEMBER 30,
                                                                           2000           1999
                                                                         --------       --------
Cash flows from operating activities:
 Net loss ...........................................................    $(27,162)      $(36,647)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization ......................................       4,596          3,438
 Equity in net loss of unconsolidated affiliate .....................        --            3,407
 Write down on investment in unconsolidated affiliate ...............       1,083           --
 Compensation expense associated with stock options .................         246           --
 Deferred revenue ...................................................      (5,895)          --

Changes in items affecting operations:
 Other current assets ...............................................      (1,893)           274
 Accounts payable and accrued expenses ..............................      (4,370)        (1,313)
                                                                         --------       --------
Net cash used in operating activities ...............................     (33,395)       (30,841)
                                                                         --------       --------
Cash flows from investing activities:
  Purchases of short-term investments ...............................     (13,791)        (6,545)
  Proceeds from sales and maturities of short-term investments ......      13,800         15,152
  Purchases of property and equipment ...............................      (2,694)        (7,543)
  Disposition of property and equipment .............................          22           --
  Other assets ......................................................        (189)        (2,780)
                                                                         --------       --------
Net cash used in investing activities ...............................      (2,852)        (1,716)
                                                                         --------       --------
Cash flows from financing activities:
  Repayment of capital lease obligations ............................        --              (30)
  Repayment of debt .................................................        --           (6,110)
  Proceeds from sale of common stock and warrants ...................       4,825            991
  Proceeds from exercise of Series E warrant ........................       1,000           --
  Proceeds from sale of Series D preferred stock ....................        --           20,000
  Proceeds from sale of Series E preferred stock ....................        --            5,967
  Proceeds from sale of Series H Preferred Stock ....................      20,640           --
  Other long-term liabilities .......................................         366            570
                                                                         --------       --------
Net cash provided by financing activities ...........................      26,831         21,388
                                                                         --------       --------
Net decrease in cash and cash equivalents ...........................      (9,416)       (11,169)
                                                                         --------       --------
Cash and cash equivalents, beginning of period ......................      23,045         21,845
                                                                         --------       --------
Cash and cash equivalents, end of period ............................    $ 13,629       $ 10,676
                                                                         ========       ========
Supplemental disclosures of cash flow information:
  Income taxes paid during the period ...............................          33             23
  Interest paid during the period ...................................        --              327

Non-cash financing activity:
  Preferred stock dividends .........................................         339            857
  Conversion of Series B preferred stock into common stock ..........        --            7,695
  Favorable conversion rights on Series F preferred stock issuance ..        --              485
  Stock issued in conjunction with equity line of credit ............        --              200
  Conversion of Series C preferred stock into common stock ..........        --           20,924
  Exchange of Series D preferred stock for Series F preferred stock..        --           10,223
  Conversion of Series H Preferred Stock into common stock ..........      10,848           --
  Conversion of Series D preferred stock into common stock ..........       8,411           --
  Conversion of Series A Preferred Stock into common stock ..........       8,128           --
  Favorable Conversion rights on Series H Preferred Stock ...........       7,366           --
  Conversion of Series E preferred stock into common stock ..........       5,656           --
  Conversion of Series F preferred stock into common stock ..........       4,363           --

The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for the fair presentation of financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from May 1, 1990 (inception) to December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K/A which was filed with the SEC on April 28, 2000.

     The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results expected for the current year or any other period.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

     A summary of property and equipment follows (in thousands):

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      2000              1999
                                                    --------          --------
Network operations center ........................      $ 14,892       $ 13,020
Office equipment and computers ...................         7,806          8,225
Furniture and fixtures ...........................         2,240          2,303
Leasehold improvements ...........................         1,425          1,062
                                                        --------       --------
                                                          26,363         24,610
Less accumulated depreciation and amortization ...       (16,265)       (12,741)
                                                        --------       --------
                                                        $ 10,098       $ 11,869
                                                        ========       ========

ACCRUED EXPENSES

     A summary of accrued expenses follows (in thousands):

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                          2000             1999
                                                         ------           ------
Employee compensation ............................        2,583            3,511
Other ............................................        1,597            2,380
Prepaid royalty payment and accrued interest .....         --              2,127
                                                         ------           ------
                                                         $4,180           $8,018
                                                         ======           ======

TOTAL OTHER INCOME (EXPENSE), NET

     A summary of other income (expense) follows (in thousands):

                                                                  THREE-MONTH                 NINE-MONTH
                                                                  PERIOD ENDED               PERIOD ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                               2000         1999          2000           1999
                                                             -------       -------       -------       -------
Interest income .......................................      $   325       $   261       $ 1,004       $   836
Other .................................................           10            (1)           (1)           23
Equity in net loss of DSI .............................         --            (540)         --          (3,557)
Loss on investment in DSI .............................       (1,083)         --          (1,083)         --
Gain on sale of investment in Starfish, Inc. ..........         --             177          --             339
Interest expense ......................................         --            (102)         --            (356)
                                                             -------       -------       -------       -------
Total other income (expense), net .....................      $  (748)      $  (205)      $   (80)      $(2,715)
                                                             =======       =======       =======       =======

NEW PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133," which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply SFAS No. 133. The Company has not determined the impact that the adoption of SFAS No. 133, as amended by SFAS No. 138, will have on its financial statements and believes that such determination will not be meaningful until closer to January 1, 2001, the date of the initial adoption.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation clarifies the application of Opinion No. 25 for certain issues such as the following: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company was required to adopt FIN No. 44 by July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's results of operations, financial position or liquidity.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company is currently evaluating the impact that the adoption of SAB 101 will have on its financial statements.

NOTE 3: COMPREHENSIVE LOSS

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three and nine-month periods ended September 30, 2000 and 1999, there were no significant differences between the Company's comprehensive loss and reported net loss.

NOTE 4: NET LOSS PER SHARE (in thousands)

     The computation of diluted loss per share does not include common stock issuable upon (i) the exercise of outstanding stock options and stock purchase warrants and (ii) the conversion of preferred stock, because the inclusion of these securities would have an anti-dilutive effect.

                                                                                         SEPTEMBER 30,
                                                                                       2000        1999
                                                                                      ------      ------
Stock options ..................................................................       8,405       8,070
Warrants for the purchase of common stock ......................................       5,766         780
Shares of common stock issuable upon conversion of Series A preferred stock ....        --         3,629
Shares of common stock issuable upon conversion of Series D preferred stock ....       1,187       6,088
Shares of common stock issuable upon conversion of Series E preferred stock ....        --         1,839
Shares of common stock issuable upon conversion of Series F preferred stock ....       3,340       7,440
Shares of common stock issuable upon conversion of Series G preferred stock ....       8,907        --
Shares of common stock issuable upon conversion of Series H Preferred stock ....       1,883        --
                                                                                      ------      ------
                                                                                      29,488      27,846

NOTE 5: PREFERRED AND COMMON STOCK

     On September 7, 2000, the Company and the investment banking firm of Ladenburg Thalmann & Co. Inc.("Ladenburg Thalmann") executed a letter agreement whereby Ladenburg Thalmann agreed to act as the Company's exclusive placement agent for the offering of up to $45,000,000 worth of the Company's common stock, par value $0.001 per share, on a "reasonable best efforts" basis (the "Agreement"). Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase the Company's common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. The securities will be offered by the Company under a prospectus to be delivered pursuant to its pre-existing "shelf" registration statement on Form S-3 (File No. 333-79857) under which the Company, during the summer of 1999, registered 10,000,000 shares of its common stock for sale. Ladenburg Thalmann is not committed to purchase any of the Company's securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase the Company's securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

     The Company has agreed to pay Ladenburg Thalmann a cash placement fee for its services equal to 3% of the gross proceeds to the Company from each such sale. The Company has also agreed to issue Ladenburg Thalmann a warrant to purchase 100,000 shares of its common stock at $8.677.

     The Company has agreed to provide to Ladenburg Thalmann a $35,000 non-accountable expense allowance, of which one-half was paid on the initiation of its engagement of Ladenburg Thalmann and one-half is payable upon the closing of the first sale procured through Ladenburg Thalmann under the terms of the Agreement. In addition, the Company has agreed to indemnify Ladenburg Thalmann against certain liabilities under the Securities Act of 1933, as amended.

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

     The liquidation preference of the Series H Preferred Stock, which is payable pari passu with the Series A, Series D, Series E, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula:
(.02)(N/365)($10,000). Each share of Series H Preferred Stock is convertible at any time at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H Preferred Stock or its affiliates is deemed to beneficially own, into common stock of the Company at a conversion rate (the

"Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000. The Company recorded a beneficial conversion amount in the second quarter of 2000 to account for the beneficial conversion feature.

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

     Adjustments to accumulated deficit of approximately $7.7 million were recorded in the nine-month period ended September 30, 2000 related to issuances of preferred stock with beneficial conversion and redemption rights and dividends on preferred stock for the period. Adjustments to accumulated deficit of approximately $1.6 million were recorded in the nine-month period ended September 30, 1999 related to issuances of preferred stock with beneficial conversion and redemption rights and dividends on preferred stock for the period.

     During the nine-month period ended September 30, 2000, 50,000 shares of the Series A preferred stock were converted into 3.6 million shares of common stock, 804 shares of the Series D preferred stock were converted into 5.0 million shares of common stock, 599 shares of the Series E preferred stock were converted into 1.6 million shares of common stock, the Series E warrant was exercised for 100 shares of Series E preferred stock, which was converted into 263 thousand shares of common stock, 416 shares of the Series F preferred stock were converted into 3.6 million shares of common stock, and 1,620 shares of the Series H Preferred Stock were converted into 2.7 million shares of common stock.

     As of September 30, 2000, no shares of Series A, Series B, Series C, or Series E preferred stock were outstanding. As of September 30, 2000, 186 shares of Series D preferred stock were outstanding, 428 shares of Series F preferred stock were outstanding, 1,500 shares of Series G preferred stock were outstanding, and 580 shares of Series H Preferred Stock were outstanding.

NOTE 6: OTHER ASSETS

     During the three-month period ended September 30, 2000, the Company recorded a write down of $1.1 million on its investment in DataRover Mobile Systems, Inc., which has since changed its name to Icras, Inc. ("DSI"). The write-down was based on the current financial condition of DSI and represents the amount the Company would expect to recover in the event of liquidation based on certain rights the Company has related to DSI's product inventory.

NOTE 7: COMMITMENTS

PURCHASE COMMITMENTS

     In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company was obligated to purchase $13 million in telecommunications services during the three-year period ending April 30, 2001, of which $4.9 million had been purchased as of September 30, 2000. Based on the terms of the contract, Qwest's level of performance under the contract, and the Company's discontinuation of the myTalk service, the Company has renegotiated the terms of the contract. The resulting amendment to the agreement revises the purchase commitment to $5.1 million over the same three-year term.

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

     General Magic is a voice application services provider. The Company offers its customers premier voice-enabled applications developed on its VoiceXML-based magicTalk(TM) platform. Primary applications for General Magic's patent-pending magicTalk platform include customer relationship management interactions, value added telecommunication services, Internet voice portal services, and eCommerce transactions. General Magic develops and deploys magicTalk voice applications through the efforts of its professional services organization and offers its customers around-the-clock hosting services in its network operations center ("NOC"). Each General Magic voice application features a personality-rich, socially-engineered voice user interface ("VUI") that responds to ordinary speech, all but eliminating the need to punch buttons or enter codes when using technology such as email, voice mail, telephone, fax and the Internet.

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

     On November 6, 2000, General Magic announced an agreement with Ask Jeeves, Inc. Pursuant to the agreement, General Magic will build the voice user interface and provide hosting services for Ask Jeeves Business Solutions, which currently serve over 125 corporate customers.

     In July 2000, General Magic concluded an agreement with IBM contemplating the integration of General Magic's magicTalk platform with IBM DirectTalk and IBM WebSphere Voice Server. General Magic and IBM will market and sell voice solutions integrating the companies' technologies. In August 2000, General Magic announced that IBM's Via Voice Automated Speech Recognition engine is now available to customers of General Magic's magicTalk voice solutions. General Magic's open standards-based magicTalk platform currently supports speech recognition technologies from Nuance Communications, Inc. In September 2000, General Magic announced that it had signed a letter of intent to extend the magicTalk platform to support speech recognition as well as text-to-speech technologies from SpeechWorks International, Inc. SpeechWorks, in turn, intends to offer its customers a hosted voice solution through General Magic. General Magic and SpeechWorks currently plan to jointly market and sell their combined product offering.

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

     In June 1999, General Magic launched myTalk, which was an advertising sponsored service that let people access email over the phone, reply to email messages using their own spoken words and make short calls anywhere in the United States. myTalk attracted more than one million subscribers which management believes provided a successful proof point and demonstrated the appeal of magicTalk-based services and the potential for widespread adoption of voice-enabled services. In June 2000, General Magic discontinued the myTalk consumer service in order to more effectively focus on the development of custom voice solutions on the magicTalk platform. Customized components similar to those offered through the myTalk service are part of General Magic's current offerings.

     In June 1999, Excite@Home launched the Excite Voicemail service, a free advertising-supported service that allows Excite users to receive voicemail and faxes in their Excite email accounts. Excite Voicemail employs General Magic's communications platform and voice user interface technologies to guide callers in leaving voicemail messages and faxes for registered Excite members.

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

RESULTS OF OPERATIONS

     For the three-month period ended September 30, 2000, the Company incurred a net loss of $6.1 million, or $0.10 per share, compared to a net loss of $10.6 million, or $0.25 per share, for the three-month period ended September 30, 1999. The net loss per share applicable to stockholders for the three-month period ended September 30, 2000, included the net loss for the period and $84 thousand in adjustments to accumulated deficit related to dividends on preferred stock. The net loss per share applicable to stockholders for the three-month period ended September 30, 1999, included the net loss for the period and $708 thousand in adjustments to accumulated deficit related to preferred stock and warrants issued during the period with beneficial conversion rights and dividends on preferred stock.

     For the nine-month period ended September 30, 2000, the Company incurred a net loss of $34.9 million, or $0.65 per share, compared to a net loss of $38.2 million, or $1.00 per share, for the nine-month period ended September 30, 1999. The net loss per share for the nine-month period ended September 30, 2000, included the net loss for the period and $7.7 million in adjustments to accumulated deficit related to preferred stock and warrants issued during the period with beneficial conversion rights and dividends on preferred stock. The net loss per share for the nine-month period ended September 30, 1999, included the net loss for the period and $1.6 million in adjustments to accumulated deficit related to warrants issued during the period with beneficial exercise rights and dividends on preferred stock.

TOTAL REVENUE

     Total revenue for the three-month period ended September 30, 2000, was $3.2 million compared to $1.7 million for the three-month period ended September 30, 1999. Total revenue for the nine-month period ended September 30, 2000, was $8.0 million compared to $2.0 million for the nine-month period ended September 30, 1999. Total revenue consists primarily of development fees for the Virtual Advisor for OnStar and subscription fees for the Portico service. The Company expects to recognize revenue related to the OnStar development agreement and other customers through fiscal year 2000. These revenues include development fees, licensing fees, hosting fees, professional services fees, and support fees. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

COST OF SERVICE REVENUE

     Cost of service revenue for the three-month period ended September 30, 2000, was $975 thousand compared to none for the three-month period ended September 30, 1999. Cost of service revenue for the nine-month period ended September 30, 2000, was $3.5 million compared to none for the nine-month period ended September 30, 1999. Cost of service revenue consists of costs related to the development of the Virtual Advisor for OnStar.

NETWORK OPERATIONS

     Network operations expense for the three-month period ended September 30, 2000, was $1.3 million compared to $1.9 million for the three-month period ended September 30, 1999. Network operations expense for the nine-month period ended September 30, 2000, was $7.3 million compared to $5.4 million for the nine-month period ended September 30, 1999. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. The increase for the nine-month period ended September 30, 2000 compared to the same period ended September 30, 1999, was due primarily to increased telecommunication billings associated with the myTalk service which was discontinued in June 2000. The Company expects network operations expense to increase modestly through 2000 as it adds network infrastructure to increase its hosting capacity.

RESEARCH AND DEVELOPMENT

     Research and development expense for the three-month period ended September 30, 2000, was $1.8 million, compared to $2.8 million for the three-month period ended September 30, 1999. Research and development expense for the nine-month period ended September 30, 2000, was $4.8 million, compared to $9.6 million for the nine-month period ended September 30, 1999. The decrease for the three and nine-month periods ended September 30, 2000, compared to the same periods ended September 30, 1999, was due to reduced spending on outside consultants and a decrease in headcount. The Company expects research and development expenses to increase slightly through the remainder of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the three-month period ended September 30, 2000, was $2.8 million, compared to $5.3 million for the three-month period ended September 30, 1999. Selling, general and administrative expense for the nine-month period ended September 30, 2000, was $14.6 million, compared to $17.5 million for the nine-month period ended September 30, 1999. The selling, general and administrative expense for the three-month and nine-month periods ended September 30, 2000 compared to the same periods ended September 30, 1999 decreased due to a decrease in headcount and reduced marketing and advertising expenses associated with the discontinuation of the myTalk service.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the three-month period ended September 30, 2000, was $1.6 million, compared to $1.3 million for the three-month period ended September 30, 1999. Depreciation and amortization expense for the nine-month period ended September 30, 2000, was $4.6 million, compared to $3.4 million for the nine-month period ended September 30, 1999. The increase in both periods was due to equipment purchases and facility improvements related to the expansion of the Company's network operations center and amortization of intangible assets associated with a prior acquisition. The Company expects depreciation and amortization expense to increase modestly through the remainder of 2000 as the network operations center continues to expand to increase hosting capacity.

TOTAL OTHER INCOME (EXPENSE), NET

     The Company had other expense of $748 thousand in the three-month period ended September 30, 2000, and other expense of $205 thousand in the three-month period ended September 30, 1999. The Company had other expense of $80 thousand in the nine-month period ended September 30, 2000, and other expense of $2.7 million in the nine-month period ended September 30, 1999. During the three-month period ended September 30, 2000, the Company recorded a write-down of $1.1 million on the investment in DataRover Mobile Systems, Inc., now known as Icras, Inc. ("DSI"). During the three-month period ended September 30, 1999, the Company recorded a loss of $540 thousand to account for net losses of its equity investment in DSI and $3.6 million to account for net losses of its equity investment in DSI for the nine-month period ended September 30, 1999. Excluding the losses associated with DSI, other income (expense), net consisted primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $16.1 million as of September 30, 2000, down $9.4 million from $25.5 million as of December 31, 1999.

     During the nine-month period ended September 30, 2000, 50,000 shares of the Series A preferred stock were converted into 3.6 million shares of common stock, 804 shares of the Series D preferred stock were converted into 5.0 million shares of common stock, 599 shares of the Series E preferred stock were converted into 1.6 million shares of common stock, the Series E warrant was exercised for 100 shares of Series E preferred stock, which was converted into 263 thousand shares of common stock, 416 shares of the Series F preferred stock were converted into 3.6 million shares of common stock, and 1,620 shares of the Series H Preferred Stock were converted into 2.7 million shares of common stock.

     As of September 30, 2000, no shares of Series A, Series B, Series C, or Series E preferred stock were outstanding. As of September 30, 2000, 186 shares of Series D preferred stock were outstanding, 428 shares of Series F preferred stock were outstanding, 1,500 shares of Series G preferred stock were outstanding, and 580 shares of Series H Preferred Stock were outstanding.

     On September 7, 2000, the Company and the investment banking firm of Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann") executed a letter agreement whereby Ladenburg Thalmann agreed to act as the Company's exclusive placement agent for the offering of up to $45,000,000 worth of the Company's common stock, par value $0.001 per share, on a "reasonable best efforts" basis (the "Engagement Agreement"). Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase the Company's common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. The securities will be offered by the Company under a prospectus to be delivered pursuant to its pre-existing

"shelf" registration statement on Form S-3 (File No. 333-79857) under which the Company, during the summer of 1999, registered 10,000,000 shares of its common stock for sale. Ladenburg Thalmann is not committed to purchase any of the Company's securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase the Company's securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

     The Company has agreed to pay Ladenburg Thalmann a cash placement fee for its services equal to 3% of the gross proceeds to the Company from each such sale. The Company has also agreed to issue Ladenburg Thalmann a warrant to purchase 100,000 shares of its common stock at $8.677.

     The Company has agreed to provide to Ladenburg Thalmann a $35,000 non-accountable expense allowance, of which one-half was paid on the initiation of its engagement of Ladenburg Thalmann and one-half is payable upon the closing of the first sale procured through Ladenburg Thalmann under the terms of the Agreement. In addition, the Company agreed to indemnify Ladenburg Thalmann against certain liabilities under the Securities Act of 1933, as amended.

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

     The liquidation preference of the Series H Preferred Stock, which is payable pari passu with the Series A, Series D, Series E, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula:
(.02)(N/365)($10,000). Each share of Series H Preferred Stock is convertible at any time at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H Preferred Stock or its affiliates are deemed to beneficially own, into common stock of the Company at a conversion rate (the "Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000. The Company recorded a beneficial conversion amount in the second quarter of 2000 to account for the beneficial conversion feature.

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

     Adjustments to accumulated deficit of approximately $7.7 million were recorded in the nine-month period ended September 30, 2000 related to issuances of preferred stock with beneficial conversion and redemption rights and dividends on preferred stock for the period. Adjustments to accumulated deficit of approximately $1.6 million were recorded in the nine-month period ended September 30, 1999 related to issuances of preferred stock with beneficial conversion and redemption rights and dividends on preferred stock for the period.

     In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company was obligated to purchase $13 million in telecommunications services during the three-year period ending April 30, 2001, of which $4.8 million had been purchased as of June 30, 2000. Based on the terms of the contract, Qwest's level of performance under the contract, and the Company's discontinuation of the myTalk service, the Company initiated and has completed negotiations with Qwest to renegotiate the terms of the contract. The resulting amendment to the agreement revises the purchase commitment to $5.1 million over the same three-year term.

     In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under six of these agreements, and is subject to the following obligations under the remaining two agreements. In December 1999, the Company compromised its obligation to refund one licensee a prepaid royalty, together with interest, totaling $2.3 million in consideration of the issuance to the licensee of 267,559 shares of the Company's common stock and an agreement to pay a total of $1,250,000 in five quarterly installments commencing January 2000. As of September 30, 2000, $500 thousand remains to be paid under this arrangement and is classified in accounts payable. 267,559 shares of common stock were issued to the licensee during the nine-month period ended September 30, 2000. The Company has agreed to refund the second remaining licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of September 30, 2000, this obligation was classified in other long-term liabilities. The Company does not expect the second licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

     Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of September 30, 2000, the Company had an accumulated deficit of $305.5 million, which includes a net loss of $27.2 million for the nine-month period ended September 30, 2000. The Company expects to incur significant losses at least for the next twelve months.

     The Company expects that its cash, cash equivalents and short-term investment balances of $16.1 million as of September 30, 2000, the cash expected to be available under the Company's equity line of credit arrangement, and the cash expected to be available pursuant to its agreement with Ladenburg Thalmann, will be adequate to fund the Company's operations through the year 2001. However, there are a number of conditions and limitations on the Company's right to draw down under the equity line of credit, including that the closing bid price of the common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that the common stock is listed on The American Stock Exchange ("AMEX"), The New York Stock Exchange ("NYSE"), The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth (1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999. It is uncertain that the Company will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although the Company may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of the common stock as well as the investor's percentage ownership of General Magic. Also, Ladenburg Thalmann is not committed to purchase any of the Company's securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase the Company's securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

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

     No assurance can be given that financing will be available under the equity line or the Agreement with Ladenburg Thalmann or otherwise or that, if available, it will be available on terms favorable to the

Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

     Since our inception, we have incurred significant losses, including a loss of $27.2 million for the nine-month period ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $305.5 million. We expect to have net losses and negative cash flow for at least the next twelve months. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application services and products and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain profitability, the price of our stock may decline substantially.

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

    Effective July 30, 1999, we entered into a common stock investment agreement with an institutional investor providing for an equity line of credit. The common stock investment agreement permits us to require the investor to purchase from time to time an aggregate of up to $20,000,000 of our common stock in increments of up to $5,000,000. In addition, the investor has the right to purchase in its sole discretion up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. On March 10, 2000, we agreed to amend the common stock investment agreement to provide the institutional investor with the option to purchase additional shares of our common stock equal to up to 100% of the amount specified in our put notice to the investor. The aggregate amount of the equity line, however, was not increased by this amendment. There are numerous conditions on our right to draw down under the equity line, including that the closing bid price of the common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that the common stock is listed on AMEX, NYSE, The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth (1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999. It is uncertain that we will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of our common stock as well as the investor's percentage ownership of General Magic.

     On September 7, 2000, the Company and the investment banking firm of Ladenburg Thalmann & Co. Inc.("Ladenburg Thalmann") executed a letter agreement whereby Ladenburg Thalmann agreed to act as the Company's exclusive placement agent for the offering of up to $45,000,000 worth of the Company's common stock, par value $0.001 per share, on a "reasonable best efforts" basis (the "Agreement"). Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase the Company's common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. The securities will be offered by the Company under a prospectus to be delivered pursuant to its pre-existing "shelf" registration statement on Form S-3 (File No. 333-79857) under which the Company, during the summer of 1999, registered 10,000,000 shares of its common stock for sale.

     Ladenburg Thalmann is not committed to purchase any of the Company's securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase the Company's securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

     No assurance can be given that financing will be available under the equity line or the Agreement with Ladenburg Thalmann or otherwise or that, if available, it will be available on terms favorable to General Magic or its stockholders. The unavailability or timing of revenues and financing may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements, and our common stock could be delisted from that market. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

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

WE CURRENTLY RELY ON A LIMITED NUMBER OF LARGE ORDERS FOR SUBSTANTIALLY ALL OF OUR REVENUES. AS A RESULT, OUR INABILITY TO SECURE ADDITIONAL SIGNIFICANT CUSTOMERS DURING A GIVEN PERIOD OR THE LOSS OF ONE MAJOR CUSTOMER COULD CAUSE OUR QUARTERLY RESULTS OF OPERATION TO SUFFER.

     Due to the nature of our business, in any quarter we are dependent upon a limited number of orders that are relatively large in relation to our overall revenues. Our voice application products and services require significant expenditures by our customers and typically involve lengthy sales cycles. We may spend significant time and incur substantial expenses educating and providing information to prospective customers. Any failure to complete a sale to a prospective customer during a quarter could result in revenues and operating results for the quarter that are lower than expected.

     Our dependence on large customer orders
makes it difficult to forecast quarterly operating results. This could cause our stock price to be volatile or to decline.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE. IF OUR QUARTERLY OPERATING RESULTS FAIL TO MEET THE EXPECTATIONS OF FINANCIAL ANALYSTS AND INVESTORS, THE TRADING PRICE OF OUR COMMON STOCK MAY DECLINE.

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

     o the timing of sales of our products and services, particularly in light of our dependence on a relatively small number of large orders,

     o the timing of product implementations, particularly large client design projects,

     o    unexpected delays in introducing new products and services,

     o increased expenses, whether related to sales and marketing, product development or administration,

     o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects,

     o    the mix of product license and services revenue, and

     o    costs related to possible acquisitions of technology or businesses.

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

INTENSE COMPETITION IN THE MARKET FOR VOICE APPLICATION SERVICES AND PRODUCTS COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

     The market for voice application services and products is intensely competitive. A number of companies have developed, or are expected to develop, voice applications and/or platform technologies that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premise equipment-based voice-activated solutions to the telecommunications market, such as AccessLine Communications Corporation, Call Sciences Inc., Comverse Technology, Inc., InterVoice-Brite Inc. and Webley Systems, Inc.; speech recognition vendors, such as Nuance Communications Inc., SpeechWorks International and Vocalis Group plc, to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetbyTel.com, Inc. and VocalPoint, Inc.; and companies in the voice portal category, such as BeVocal, Inc., Lucent Technologies, Inc., Motorola Inc., and Tellme Networks Inc. Wireless communications infrastructure companies, such as Telefonaktiebolaget LM Ericsson or Phone.com Inc., may extend their offerings to provide the capabilities of the magicTalk communications platform, as may software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

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

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

     As of September 30, 2000, we have 186 shares of Series D preferred stock, 428 shares of Series F preferred stock, 1,500 shares of Series G preferred stock and 580 shares of Series H Preferred Stock outstanding, all of which are convertible into common stock. In addition, we have outstanding a warrant to purchase up to an additional 500 shares of Series G preferred stock and warrants to purchase an aggregate, as of September 30, 2000, of 2,796,991 shares of common stock outstanding. We also have an equity line of credit arrangement under which we could issue up to $25,750,000 in common stock and an agreement with Ladenburg Thalmann pursuant to which we may raise up to $45 million upon the sale of our common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, drawdowns under the equity line of credit arrangement, or in the event we elect to raise capital pursuant to the Ladenburg Thalmann agreement.. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock, upon exercise of the warrants issued in connection with the Series B, Series C and Series D preferred stock transactions, and pursuant to the equity line of credit arrangement, and the Ladenburg Thalmann arrangement depends in part on future prices of our common stock on The Nasdaq National Market. The number of shares of common stock issued pursuant to the equity line of credit arrangement depends on the prices of common stock on The Nasdaq National Market shortly before the date of issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock, exercise of the warrants issued in connection with the Series B, Series C, and Series D preferred stock, drawdowns under the equity line of credit, and sales of common stock pursuant to the Ladenburg Thalmann agreement will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the stock price of our common stock to decrease further. A decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. Our board of directors may authorize issuance of up to 427,101 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

WE MAY BE REQUIRED TO REDEEM THE OUTSTANDING SERIES D PREFERRED STOCK AND SERIES F PREFERRED STOCK, WHICH COULD SIGNIFICANTLY DEPLETE OUR CASH RESERVES AND MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     The holders of the Series D preferred stock, the Series F preferred stock and the Series H Preferred Stock have redemption rights if we fail to meet the requirements of the documents governing each. As of September 30, 2000, 186 shares of Series D preferred stock, 428 shares of the Series F preferred stock 580 shares of the Series H preferred stock were outstanding. The redemption value of these shares could total as much as approximately $16.2 million. If we were required to redeem these shares, such payments would significantly deplete our cash balance, which could materially and adversely affect our financial condition. In addition, such a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS.

     We are subject to the continued listing requirements of The Nasdaq National Market. In the event that we are not able to maintain continued compliance with The Nasdaq National Market's "net tangible assets" requirement or any other of its listing requirements, we would be subject to a delisting process. In the event that we are delisted, we will seek to list our common stock on other markets such as The Nasdaq Small Cap Market and AMEX, Inc. We cannot guarantee that we will be able to meet the listing requirements of these or any other markets. In the event that we are delisted from The Nasdaq National Market or are not able to list on any other market, the ability to sell shares of our common stock will be adversely affected.

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

     We hold fifteen patents issued by the United States Patent and Trademark Office ("PTO"). We have eight patent applications pending before the PTO, as well as selected counterpart patent applications pending in foreign jurisdictions. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products or services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we expect to license our products internationally, and the laws of some foreign countries would not protect our proprietary rights to the same extent as do the laws of the United States.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

     The market price of our common stock has been extremely volatile. From January 1, 2000 to September 30, 2000, the closing price of our common stock has varied significantly from a high of $17.313 to a low of $2.5938 per share.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 4.1           Change of Control Plan and Summary Plan Description

10.1           First Amendment to Qwest Communications Corporation Services
               Agreement dated September 29, 2000 between the Company and Qwest
               Communications Corporation

10.2           Letter Agreement dated October 5, 2000 between the Company and
               Steven Markman

10.3           Letter Agreement dated September 7, 2000 between the Company and
               Ladenburg Thalmann & Co., Inc. is incorporated by reference to
               Exhibit 1.1 to the Company's Report on Form 8-K filed on
               September 14, 2000

27.1           Financial Data Schedule

     (b)  (i) A report on Form 8-K was filed on August 8, 2000, to report under
          Item 5, Other Events, the Company's operating results for the second quarter ended June 30, 2000.

          (ii)A report on Form 8-K/A was filed on August 10, 2000, to report under Item 5, Other Events, a correction to an 8-K filed on March 31, 2000 regarding the pricing of the common stock warrants issued to the investors of the Company's Series H Convertible Preferred Stock and replacing the form of warrant issued to such investors filed as
          Exhibit 4.5 to the March 31, 2000 8-K with the form of warrant attached as Exhibit 4.1 to the August 10, 2000 8-K/A.

          (iii) A report on Form 8-K was filed on August 16, 2000, to report under Item 5, Other Events, the filing of a press release announcing the execution of a definitive agreement with IBM and also announcing the availability of IBM's speech recognition engine to customers of General Magic's magicTalk voice solutions.

          (iv) A report on Form 8-K was filed on September 14, 2000, to report under Item 5, Other Events, the execution of an Engagement Agreement on September 7, 2000 with Ladenburg Thalmann & Co., Inc. for the placement of up to $45,000,000 of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2000    /s/   STEVEN MARKMAN
                           -------------------------
                           Name: Steven Markman

                           Title: President, Chief Executive Officer and
                                  Chairman of the Board
                                  (Principal Executive Officer)

DATE: November 13, 2000    /s/   ROSE MARCARIO
                           ------------------------
                           Name: Rose M. Marcario
                           Title: Senior Vice President and
                                  Chief  Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 4.1           Change of Control Plan and Summary Plan Description

10.1           First Amendment to Qwest Communications Corporation Services
               Agreement dated September 29, 2000 between the Company and Qwest
               Communications Corporation

10.2           Letter Agreement dated October 5, 2000 between the Company and
               Steven Markman

10.3           Letter Agreement dated September 7, 2000 between the Company and
               Ladenburg Thalmann & Co., Inc. is incorporated by reference to
               Exhibit 1.1 to the Company's Report on Form 8-K filed on
               September 14, 2000

27.1           Financial Data Schedule