Form 10-K405
period 2000-12-31
GENERAL MAGIC INC
filed 2001-04-02
CIK 933524

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 14, 2001, as reported on the Nasdaq National Market, was approximately $92,519,643. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Outstanding shares of registrant's common stock, $.001 par value, as of March 14, 2001: 67,435,267

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive Proxy Statement for registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

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

ITEM 1. BUSINESS

COMPANY

        General Magic, Inc. enables businesses to rapidly and efficiently develop and deploy voice applications delivering mobile access to enterprise, Internet and telecommunication information and services. We offer an open VoiceXML-based voice platform for developing and deploying voice applications, supported by expert speech and language services and voice hosting services.

        Our principal target market is businesses that desire to offer automated voice access to information and services over the telephone. The growth of Internet users and mobile phone users is fueling the demand for mobile access to information. Through our magicTalk voice platform, we offer enterprises the opportunity to leverage investments in Internet infrastructure and extend their reach to new and existing customers. With four years of experience developing voice applications, most recently completing the development and deployment of the OnStar Virtual Advisor, we have demonstrated the capabilities of our magicTalk voice platform to meet the requirements of large-scale applications. Our open standards-based voice platform and patented personality-rich voice user interface design features and methodology provide the foundation for our products and services.

        The magicTalk voice platform provides businesses with an open, standards-based architecture upon which to develop and deploy voice applications that can be rapidly integrated with existing Web-based services and infrastructure. Designed to support VoiceXML, the emerging standard for developing voice applications, and a choice of speech recognition, text-to-speech technologies and telephony interfaces, the magicTalk voice platform supports best of breed technology.

        We offer expert speech and language services to businesses developing voice applications on the magicTalk voice platform. The speech and language services focus on the software tools and techniques for developing socially engineered voice user interfaces. Based on our patented design features and methodology for developing voice user interfaces with personality and our extensive experience in combining language, logic and personality, we enable businesses to develop voice user interfaces to mirror their company brand and services and to build customer trust and loyalty.

        The magicTalk voice platform is our third generation voice platform. In February 2001, we announced the delivery of the initial feature set for the OnStar Virtual Advisor, a hands-free, eyes-free, in car voice service that was developed and is deployed on the magicTalk voice platform. The OnStar Virtual Advisor is hosted in our Network Operations Center in Sunnyvale, California. The Virtual Advisor represents the largest commercial deployment of a VoiceXML voice application to date. Our Portico service runs on a previous version of the magicTalk voice platform, as did our myTalk voice application.

        General Magic, Inc. was incorporated in California in May 1990 and reorganized as a Delaware corporation in February 1995. This report on Form 10-K contains the trademarks of General Magic and those of other companies.

STRATEGY

        Our strategic objective is to establish General Magic as the leading voice platform provider enabling businesses to rapidly and efficiently develop and deploy voice applications. Our strategic plan includes the following elements:

        Achieve broad market acceptance of our magicTalk voice platform. We plan to accelerate use of our magicTalk voice platform by making software components of the platform commercially available and by equipping software developers with key technology needed to develop voice applications on the platform.

        Maintain General Magic's position as a recognized leader in voice user interface design. We intend to leverage our patent on voice user interface ("VUI") design with personality by commercializing and licensing software tools and techniques embodying our patented VUI design features and methodologies, thereby establishing the standard for voice user interface design in the industry. General Magic will offer expert speech and language consulting and training services to its customers and partners.

        Continue to invest in the improvement and extension of the magicTalk voice platform. Our ability to offer competitive services requires the ongoing enhancement of our magicTalk voice platform. To maintain and extend our voice platform technology leadership, we will continue to improve and differentiate our voice platform, integrate additional technologies and make the process for creating customized personality-rich voice user interfaces more efficient and scaleable.

        Leverage strategic partnerships to support voice application development on the magicTalk voice platform. We intend to work closely with third party technology providers and applications developers already established in the market, including existing customer relationship management, call center and eCommerce technology companies as well as software integration and consulting companies, to add voice access to their products and services. We believe this will allow us to accelerate our presence in the market, and capture first-mover advantages, while minimizing development and marketing costs.

        Leverage our experience in hosting rapidly growing, large-scale voice solutions. Our Sunnyvale, California network operations center has been in commercial operation since July 1998, and has hosted voice applications serving over two million users. In order to maintain a competitive advantage, we plan to continue to develop the infrastructure, technology and processes deployed in our network operations center, both to enhance its performance and reliability, and to reduce its cost.

        Although we have made significant progress during 2000 in our strategy to develop and market voice application products and services, we are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; achieve market acceptance for our voice application products and services; establish and maintain relationships with businesses with high volume customer interactions; establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our products and services to permit us to operate profitably; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

PRODUCTS & SERVICES

        In 2000, our business model was based on providing custom software development and hosting for voice applications. In 2001, the Company is adjusting its business model to leverage its existing and new technology to create three primary sources of revenue: product license fees and royalties for use of our magicTalk voice platform and voice user interface technologies; fees for our speech and language consulting and training services; and fees for our hosting services.

MAGICTALK VOICE PLATFORM

        Our magicTalk voice platform provides a fully distributed environment for the rapid and efficient development and deployment of end-to-end voice solutions. It is designed to permit customers their choice of speech recognition and text-to-speech technologies as well as telephony interfaces. Our platform is built on software servers that run on industry-standard hardware. It also employs a standards-based applications infrastructure to permit rapid integration with existing Web-based or hosted services, and allows accessibility to our voice solutions over a wide range of mobile and desktop devices that employ a variety of wire line and wireless technologies. Lastly, our magicTalk voice platform facilitates the creation of personality-rich voice user interfaces implemented using VoiceXML.

SPEECH AND LANGUAGE CONSULTING AND TRAINING SERVICES

        Our speech and language team will provide consulting services to businesses developing voice applications on our magicTalk voice platform. These services are based on our patented design features and methodology for developing voice user interfaces with personality, and allow businesses to mirror their company brand and services in their voice applications and build customer trust and loyalty. In addition to dialog design, speech and language services include personality development, talent selection and direction, prompt recording at our on-site recording studio, grammar development and voice application optimization.

HOSTING SERVICES

        Our network operations center has been in commercial operation since July 1998. The center features a high-availability architecture designed to remain in service around the clock. We have provided service to over 2 million users in our state-of-the-art network operations center and can rapidly scale to meet customer demands. Hosting services enable our customer to implement a voice solution with minimal up-front investment and reduced recurring operating expenses. However, customers may elect to transition the responsibility for hosting all or part of a voice solution to themselves or to another provider, which could adversely affect our revenue for a given period or periods.

GENERAL MAGIC BRANDED SERVICES

        Portico. Portico is a subscription-based personal virtual assistant for mobile professionals that allows them to access and manage their key information, including email, voice mail, news and stock quotes. The service is accessible through an Internet browser or over the telephone. We do not actively promote the Portico service, but continue to make it available to retail customers over our website.

RELATIONSHIP WITH GENERAL MOTORS

        In November 1999, we entered into a strategic partnership agreement with the OnStar subsidiary of General Motors Corporation, pursuant to which we developed and licensed the Virtual Advisor Service for incorporation in the OnStar Advisory System. The Virtual Advisor service is currently hosted in our network operations center. In the year 2000, we derived approximately 93% of our total revenues from our business with OnStar.

COMPETITION

        Competition in the market for voice applications and services is growing. We believe that we face competition from three principal classes of competitors:

        - Well-established telecommunications service, platform and equipment vendors with experience in providing voice-based solutions to their customers;

        - Software component vendors, such as providers of speech recognition software, seeking to provide more comprehensive voice solutions; and

        -       Emerging companies seeking to enter the voice market.

        We believe that the principal competitive factors affecting our market include the scalability, operability, reliability and extensibility of voice solutions technology; the ability to reliably and cost-effectively host voice solutions; and the creation of a base of referenceable customers. Although we believe that our capabilities currently compare favorably with respect to these factors, particularly given our expanding experience in developing, deploying and operating large-scale voice solutions, our market is relatively new and evolving rapidly.

RESEARCH AND DEVELOPMENT

        We have made substantial investments in research and development throughout our existence. We believe that our future performance depends on our ability to continue to develop and enhance the magicTalk voice platform and voice user interface technologies as well as associated technologies and products.

        Our total expenses for research and development for the years ended December 31, 2000, 1999, and 1998 were $6.0 million, compared to $12.5 million and $17.6 million, respectively. Our research and development expenditures declined in 2000 as we focused our efforts principally on two things: research and development on the magicTalk voice platform plus custom development expenses for the Onstar Virtual Advisor that were allocated to cost of revenue. We expect to continue to invest substantial funds in research and development activities.

SALES AND MARKETING

        We plan to sell our voice application products and services both directly and through alliances with third parties who will provide their new and existing customers the option to add voice access to their products and services. During 2001, we plan to build our sales and business development organizations to meet these objectives. We will promote General Magic and the magicTalk voice platform through our ongoing public relations program, exhibits and presentations at trade shows and conferences, product brochures and other marketing programs.

PROPRIETARY RIGHTS AND LICENSES

        Our success will depend in part on our ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. In November 2000, the United States Patent and Trademark Office ("PTO") issued to us a patent entitled "Voice User Interface with Personality." In addition, the PTO has issued to us fifteen patents in the last four years, three concerning our pioneering agent technology, one regarding telephonic access to and navigation of the Internet, three regarding graphical user interface design, seven regarding various features of a communications hardware and software platform for Internet appliances and hand-held communications devices, and one concerning architectural independent program implementations. We have a total of ten patent applications pending with the PTO. Six of these applications relate to our voice technology or to telephonic access to and navigation of the Internet, one of them relates to our agent technology, and the balance relate to certain features or components of a communications hardware and software platform for Internet appliances and hand-held communications devices and other technologies. In addition, we have selected counterpart patent applications pending in foreign jurisdictions. We cannot guarantee that our pending patent applications will result in the issuance of patents.

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

        We rely in part on copyright laws to prevent unauthorized duplication of our software and documentation. However, existing copyright laws afford only limited protection, especially in certain jurisdictions outside the United States where we may license our technology, or sell products or services incorporating our technology. Unauthorized parties may copy our technologies or reverse engineer or otherwise obtain and use information that we regard as proprietary. Moreover, the courts and laws of foreign nations against piracy and infringement may not adequately protect our proprietary technology.

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

EMPLOYEES

        As of December 31, 2000, we had 122 full-time employees, 39 primarily engaged in engineering, 29 in network operations and customer support, and 54 in sales, general and administrative. In addition, from time to time, we retain independent contractors and temporary employees to support our business. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

                                  RISK FACTORS

        In this section we summarize certain risks regarding our business and industry. Readers should carefully consider the following risk factors in conjunction with the other information included in this report on Form 10-K.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

        Since our inception, we have incurred significant losses, including a loss of $35.1 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $313.5 million. We expect to have net losses and negative cash flow for at least the next eighteen months. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application products, services and technologies and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain profitability, the price of our stock may decline substantially.

OUR LIMITED FUNDING MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN.

        Our business model requires us to devote significant financial resources to the productization, enhancement and maintenance of our magicTalk voice platform and to the development of related products and services, to the development of the sales and business development organization and to the operation and maintenance of our network operations center. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perception of us, our business and the industry in which we operate, and general economic and market conditions. If we are not able to successfully manage our existing resources or to secure additional financing in a timely manner, our ability to generate sufficient revenues may be restricted and our business curtailed.

        Effective July 30, 1999, we entered into a common stock investment agreement with an institutional investor providing for an equity line of credit. The common stock investment agreement permits us to require the investor to purchase from time to time an aggregate of up to $20,000,000 of our common stock in increments of up to $5,000,000 of which, as of December 31, 2000, we have drawn down $250,000. In addition, the investor has the right to purchase, in its sole discretion, up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. On March 10, 2000, we agreed to amend the common stock investment agreement to provide the institutional investor with the option to purchase additional shares of our common stock equal to up to 100% of the amount specified in our put notice to the investor. The aggregate amount of the equity line, however, was not increased by this amendment. There are numerous conditions on our right to draw down under the equity line, including that the closing bid price of our common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that our common stock is listed on the American Stock Exchange, Inc. ("AMEX"), the New York Stock Exchange ("NYSE"), The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth (1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999 and has been less than $2.062 again in December of 2000 and January, February and March of 2001. It is uncertain that we will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of our common stock and the investor's percentage ownership of General Magic.

        On September 7, 2000, the investment banking firm of Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann") executed a letter agreement with us whereby Ladenburg Thalmann agreed to act as our exclusive placement agent for the offering of up to $45,000,000 worth of our common stock on a "reasonable best efforts" basis (the "Agreement"). Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. Any securities offered by us pursuant to this arrangement with Ladenburg Thalmann will be offered by us under a prospectus to be delivered pursuant to our preexisting "shelf" registration statement.

        Ladenburg Thalmann is not committed to purchase any of our securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase our securities. We, in turn, are not obligated to sell any of our securities to any prospective purchaser successfully identified by Ladenburg Thalmann. From November 29, 2000 through January 26, 2001, we consummated sales of 6,211,272 shares of our common stock to institutional investors identified by Ladenburg Thalmann for an aggregate purchase price of $13,297,591.

        In addition, on March 30, 2001, we entered into a Common Stock Purchase Agreement with an institutional investor, pursuant to which the investor agreed to purchase, on a firm commitment basis, $2,000,000 of our common stock.

        On February 13, 2001, we amended our "shelf" registration statement to provide that, in addition to the other methods of distribution previously provided for in our shelf registration statement, Ladenburg Thalmann may act as an underwriter for one or more "at-the-market offerings" of General Magic's common stock in accordance with the provisions of Rule 415(a)(4), promulgated under the Securities Act of 1933, as amended. An "at-the-market" offering is an offering of securities that is: (i) into an existing market for shares of the same class of securities, (ii) at other than a fixed price (e.g., at the market price), and (iii) on or through the facilities of a national securities exchange or to a market maker otherwise than on an exchange. Under this arrangement, we may contract to sell our common stock to Ladenburg Thalmann on a firm commitment basis, which, in turn may sell those securities over the Nasdaq National Market, subject to satisfaction of the requirements set forth in Rule 415(a)(4).

        No assurance can be given that additional financing will be available under the equity line or the Agreement with Ladenburg Thalmann or otherwise, or that, if available, it will be available on terms favorable to General Magic or its stockholders. The unavailability or timing of revenues and financing may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements, and our common stock could be delisted from that market. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

THE MARKET FOR OUR VOICE APPLICATION PRODUCTS AND SERVICES MAY NOT DEVELOP, WHICH WOULD SUBSTANTIALLY IMPEDE OUR ABILITY TO GENERATE REVENUES.

        Our future financial performance depends on growth in demand for voice application products and services. If the market for voice application products and services does not develop or if we are unable to capture a significant portion of that market, either directly or through our partners, our revenues and our results of operation will be adversely affected.

        The market for voice application products and services is relatively new and still evolving. Currently, there are a limited number of products and services in this industry. The adoption of voice application products and services could be hindered by the perceived cost, quality and reliability of this new technology, as well as the reluctance of customers that have invested substantial resources in existing systems, such as touch-tone-based systems, to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we must educate prospective customers and partners, including large, established companies, about the uses and benefits of voice-driven applications in general and our products in particular. If these efforts fail, or if our voice application products and services do not achieve commercial acceptance, our business would be harmed.

        The continued development of the market for our voice application products and services will depend upon the:

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

WE MUST ESTABLISH AND MAINTAIN RELATIONSHIPS WITH CUSTOMERS AND PARTNERS TO GENERATE REVENUES.

        Our business model for voice application products and services depends on generation of revenue from licensing of our magicTalk voice platform and from fees for speech and language consulting services and for voice application hosting services. Our success in generating these revenues depends on our ability to establish and maintain relationships with our existing customers, such as OnStar and with other organizations that engage in high-volume customer interactions, such as companies with customer relationship management applications, established eCommerce businesses, and value-added telecommunications providers, and with partners that currently provide technology solutions to these businesses. Competition for relationships with companies such as these is extremely intense.

WE CURRENTLY RELY ON A MAJOR CUSTOMER FOR SUBSTANTIALLY ALL OF OUR REVENUES. AS A RESULT, OUR INABILITY TO SECURE ADDITIONAL SIGNIFICANT CUSTOMERS DURING A GIVEN PERIOD OR THE LOSS OF OUR MAJOR CUSTOMER COULD CAUSE OUR QUARTERLY RESULTS OF OPERATION TO SUFFER SIGNIFICANTLY.

        In the year 2000, we derived approximately 93% of our total revenues from a single customer, the OnStar subsidiary of General Motors Corporation. Any delay in the continuing deployment of the OnStar Virtual Advisor service, developed and deployed by General Magic in our network operations center, or in the expected rate of customer adoption of the service, could result in revenues and operating results for any quarter that are lower than projected. OnStar is not contractually obligated to purchase further development services from us, or to extend the services contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its services agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. Our dependence on OnStar makes it difficult to forecast quarterly operating results, which could cause our stock price to be volatile or to decline.

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

WE MAY BE REQUIRED TO REDEEM THE OUTSTANDING SERIES D PREFERRED STOCK, SERIES F PREFERRED STOCK AND SERIES H PREFERRED STOCK, WHICH COULD SIGNIFICANTLY DEPLETE OUR CASH RESERVES AND MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

        The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if we fail to meet the requirements of the documents governing each, including, in the case of the Series D and Series F preferred stock, the requirement that our common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive trading days and thereafter does not trade at or above $1.00 for at least 10 consecutive trading days in the 90 business day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. Although our common stock has not closed below $1.00 since May 1997, the closing bid price for our common stock has ranged from $1.50 to $1.125 from March 1, 2001 to March 26, 2001. As of March 14, 2001, 186 shares of Series D preferred stock, 428 shares of the Series F preferred stock and 580 shares of the Series H preferred stock were outstanding. The redemption value of these shares could total as much as approximately $16.3 million. If we were required to redeem these shares, such payments would significantly deplete our cash balance, which could materially and adversely affect our financial condition. In addition, such a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

OUR VOICE APPLICATION PRODUCTS AND SERVICES CAN HAVE LONG SALES AND IMPLEMENTATION CYCLES AND, AS A RESULT, OUR QUARTERLY OPERATING RESULTS AND OUR STOCK PRICE MAY FLUCTUATE.

        Purchase of our voice application products and services requires the customer to adopt emerging voice applications technology. Accordingly, the decision to purchase our products and services typically requires significant pre-purchase evaluation. We may spend many months educating and providing information to prospective customers regarding the use and benefits of our voice application products and services. During this evaluation period, we may expend substantial sales, marketing and management resources.

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

GENERAL ECONOMIC CONDITIONS MAY DELAY CUSTOMER ADOPTION OF VOICE APPLICATIONS AND SERVICES.

        Our products may assist customers in leveraging existing investments in web-based infrastructure and hosted services, and in reducing the total cost of call center and other labor intensive applications. However, unfavorable economic conditions may cause businesses to reduce capital expenditures on adoption of new technologies, including voice-driven applications and services. If the economic conditions in the United States continue to worsen or if a wider or global economic slowdown occurs, our results of operations and financial condition may be adversely affected.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE. IF OUR QUARTERLY OPERATING RESULTS FAIL TO MEET THE EXPECTATIONS OF FINANCIAL ANALYSTS AND INVESTORS, THE TRADING PRICE OF OUR COMMON STOCK MAY DECLINE.

        Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

        -       the timing of sales of our products and services;

        -       the timing of product implementations;

        -       unexpected delays in introducing new products and services;

        - increased expenses, whether related to sales and marketing, product development or administration;

        - deferral of recognition of our revenue in accordance with applicable accounting principles where we are providing any significant development assistance;

        -       the mix of product license and services revenue; and

        - costs related to possible acquisitions of technology or businesses.

IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OR TO RETAIN KEY TECHNICAL, PROFESSIONAL SERVICE, SALES, MARKETING AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED.

        We intend to hire additional personnel, including sales and business development personnel, to support our business. Competition for these individuals is keen, especially in the San Francisco Bay Area. We may not be able to attract, assimilate or retain additional highly qualified personnel. In addition, we rely upon the continued performance and services of our existing employees, including key managerial, technical, operational and marketing personnel. Our failure to attract, integrate, motivate and retain additional employees or to motivate and retain existing employees could harm our business.

INTENSE COMPETITION IN THE MARKET FOR VOICE APPLICATION PRODUCTS AND SERVICES COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

        The market for voice application products and services is intensely competitive. A number of companies have developed, or are expected to develop, voice application technologies, products and services that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premise equipment-based voice-activated solutions to the telecommunications market, such as AccessLine Communications Corporation, Call Sciences Inc., Comverse Technology, Inc., InterVoice-Brite Inc. and Webley Systems, Inc.; speech recognition vendors, such as Nuance Communications Inc. and SpeechWorks International, to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetbyTel.com, Inc. and VocalPoint, Inc.; companies that offer voice platform technologies, such as VoiceGenie Technologies, Inc., Nuance Communications Inc. and Motorola, Inc.; and companies in the voice portal category, such as BeVocal, Inc., HeyAnita Inc., and Tellme Networks Inc. Wireless communications infrastructure companies, such as Telefonaktiebolaget LM Ericsson or OPENWAVE Systems, Inc., may extend their offerings to provide the capabilities of the magicTalk communications platform, as may software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

TECHNOLOGY CHANGES RAPIDLY IN OUR MARKET, AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE NEEDS OF OUR CUSTOMERS.

        The market for voice application products and services is characterized by rapid technological change, changing customer needs, increasingly frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render our voice application products and services obsolete and unmarketable.

        Our success will depend upon our ability to timely develop and introduce new voice application products and services, as well as enhancements to our existing products and services, to keep pace with technological developments and emerging industry standards and address the changing needs of customers and partners. We may not be successful in developing and marketing new products or services that respond to technological changes or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or services. In addition, our new products and services may not adequately meet the requirements of the marketplace or achieve market acceptance.

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT, WHICH COULD ADVERSELY AFFECT OUR REVENUES OR RESULTS OF OPERATION.

        Any delays in product development or market launch could adversely affect our revenues or results of operation. To be successful, we must continue to develop and enhance our magicTalk voice platform, and related products and services. Software product development schedules are difficult to predict because they involve creativity and may require implementation of original, untried solutions or the use of new development tools. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved products or services or the delivery of new versions of our products or services.

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

        We have incorporated technology developed by third parties in certain of the voice application products and services offered to our customers, including the following:

        -       email servers which process both emails and voice mails;

        -       calendar and contact software;

        -       voice recognition software;

        -       text-to-speech software;

        -       the billing system; and

        -       network operations center servers, routers and other equipment.

We will continue to incorporate third-party technologies in future voice application products and services. We have limited control over whether or when these third-party technologies will be enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to timely develop, license or support technology necessary to our products or services, market acceptance of our products or services could be adversely affected. Moreover, if these third-party technologies fail or otherwise prove to be not viable, it may have a significant impact on our ability to provide our services and/or to generate revenues.

WE RELY ON THIRD PARTY SERVICES TO CONDUCT OUR NETWORK OPERATIONS CENTER, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR BUSINESS OPERATIONS AND INCREASE OUR EXPENSES.

        We rely and will continue to rely on services supplied by third parties, such as telecommunications, Internet access and power, for services hosted in our network operations center. If these third-party services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

        California is in the midst of an energy crisis that could disrupt our business operations, in particular the services provided by our network operations center, and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has, on some occasions implemented, and is likely in the future to implement rolling blackouts throughout California. We currently have a backup generator to maintain power to our network operations center, and maintain sufficient fuel on-site to run the generator for a number of hours, with arrangements from a supplier to provide additional fuel as needed. We have no other alternate source of power, and our current insurance may not provide adequate coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt power supply to our network operations center, and our backup generator fails to operate properly, or we are unable to contract for needed fuel, it could lead to interruptions in the services hosted in our network operations center and could substantially impair our ability to operate our business. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

        As of March 14, 2001, we have 186 shares of Series D preferred stock, 428 shares of Series F preferred stock, 1,500 shares of Series G preferred stock and 580 shares of Series H preferred stock outstanding, all of which are convertible into common stock. In addition, we have outstanding a warrant to purchase up to an additional 500 shares of Series G preferred stock and warrants to purchase an aggregate, as of March 14, 2001, of 2,969,121 shares of common stock outstanding. We also have an equity line of credit arrangement under which we could issue up to $25,750,000 in common stock and an agreement with Ladenburg Thalmann pursuant to which we may raise up to an additional $31,702,409 upon the sale of our common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, drawdowns under the equity line of credit arrangement, or in the event we elect to raise additional capital pursuant to the Ladenburg Thalmann agreement. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock, upon exercise of the warrants issued in connection with the Series B, Series C and Series D preferred stock transactions, and pursuant to the equity line of credit arrangement, and the Ladenburg Thalmann arrangement depends in part on future prices of our common stock on The Nasdaq National Market. The number of shares of common stock issued pursuant to the equity line of credit arrangement depends on the prices of common stock on The Nasdaq National Market shortly before the date of issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock, exercise of the warrants issued in connection with the Series B, Series C, and Series D preferred stock, drawdowns under the equity line of credit, and sales of common stock pursuant to the Ladenburg Thalmann agreement will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the price of our common stock to decrease further. A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. Our board of directors may authorize issuance of up to 427,101 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

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

        We hold sixteen patents issued by the United States Patent and Trademark Office ("PTO"). We have ten patent applications pending before the PTO, as well as selected counterpart patent applications pending in foreign jurisdictions. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products or services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we expect to license our products internationally, and the laws of some foreign countries would not protect our proprietary rights to the same extent as do the laws of the United States.

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

SECURITY PROBLEMS IN OUR VOICE APPLICATION PRODUCTS OR SERVICES WOULD LIKELY RESULT IN SIGNIFICANT LIABILITY AND REDUCED REVENUES.

        Security vulnerabilities and weaknesses may be discovered in our voice application products or services, in the licensed technology incorporated in our voice application products or services, in our network operations center hosting environment, or in the media by which end users access our voice application products or services. Any such security problems may require us to expend significant capital and other resources to alleviate the problems. In addition, these problems could result in the loss or misuse of personal information, including credit card numbers, and may limit the number of customers or subscribers for our voice application products or services. A decrease in the number of customers could lead to decreased revenues. These problems may also cause interruptions or delays in the development of enhancements to our voice application products and services and may result in lawsuits against us.

        We will continue to incorporate security technologies in our voice application products and services. However, such technologies may not be adequate to prevent break-ins. In addition, weaknesses in the media by which users access our voice application products and services, including the Internet, land-line telephones, cellular phones and other wireless devices, may compromise the security of the electronic information accessed. We intend to continue to limit our liability to end users and to our customers and partners, including liability arising from failure of the security technologies incorporated into our products and services, through contractual provisions. However, we may not successfully negotiate such limitations with all our customers and partners, nor may such limitations eliminate liability. We do not currently have liability insurance to protect against risks associated with forced break-ins or disruptions.

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

A CLAIM FOR DAMAGES COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

        Our ability to host services for our customers depends on the integrity of our software, computer hardware systems and network infrastructure, and the reliability of software and services supplied by our vendors, including providers of telecommunications and electric power. We have encountered, and may encounter in the future, errors in our software or our system design, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies may result in substantial interruptions to our services or those we host for our customers. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are timely corrected, if at all.

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

        The market price of our common stock has been extremely volatile. From January 1, 2000 to March 14, 2001, the closing price of our common stock has varied significantly from a high of $17.313 to a low of $1.219 per share. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our products or services, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

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

        Furthermore, the Series D preferred stock and the Series F preferred stock provide holders rights to redemption of their Series D preferred stock or Series F preferred stock, as the case may be, or penalty payments upon a change in control. In addition, the documents governing the Series D preferred stock, Series F preferred stock and Series H preferred stock prohibit changes of control unless the surviving entity assumes all of our obligations under the Series D preferred stock, Series F preferred stock, or Series H Preferred stock, as the case may be, and is a publicly traded corporation traded on The Nasdaq National Market, NYSE or AMEX. All of these rights could make an acquisition even more difficult.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        As of March 14, 2001, the executive officers of General Magic, who are elected by and serve at the discretion of our Board of Directors, were as follows:

NAME                              AGE                          POSITION WITH THE COMPANY                      EMPLOYED SINCE
- ----                              ---                          -------------------------                     ----------------
Kathleen M. Layton .............. 53     President and CEO                                                   January 2001
Steven Markman, Ph.D. ........... 55     Chairman of the Board                                               September 1996
Mary E. Doyle ................... 48     Senior Vice President of Business Affairs, General Counsel and      July 1996
                                         Secretary
Rose M. Marcario ................ 36     Senior Vice President and Chief Financial Officer                   October 1999
Elena M. Morera ................. 49     Vice President, Human Resources                                     July 1996
Paula E. Skokowski .............. 38     Vice President, Marketing                                           May 2000
Jeffrey M. Adamson .............. 40     Vice President, Network Operations and Customer Service             January 2000
Marianna Tessel ................. 33     Vice President, Engineering                                         June 1995

        KATHLEEN M. LAYTON joined the Company as Chief Executive Officer and President in January 2001. Ms. Layton has also served as a Director of the Company since January 2001. Immediately prior to joining the Company, Ms. Layton served as Chief Executive Officer of S.A.I.L. Port, a technology company advancing speech, artificial intelligence and language. Prior to joining S.A.I.L., Ms. Layton was the Chief Executive Officer and President of OmniVoice Technologies, Inc., a joint venture integrating proprietary speech compression technology with wireless and Internet technologies to create voice messaging solutions for global wireless and Internet markets, from February 1998 through March 2000. From January 1997 to January 1998, Ms. Layton served as the Vice President and Director of Business Development of AmeriTech Corporation, a residential telecommunications arm of Regional Bell Operating Company, and from June 1989 to December 1996, she was the President and Chief Executive Officer of Strata Group, formerly Logica's Network Products Division.

        STEVEN MARKMAN serves as Chairman of the Board of Directors. From September 1996 to January 2001, Dr. Markman was also our Chief Executive Officer and President. Prior to joining General Magic, Dr. Markman served Novell, Inc. as Executive Vice President and General Manager of the Products Group from January 1996 to September 1996, and as the Executive Vice President and General Manager of the Information Access and Management Group from August 1994 until January 1996. Dr. Markman holds a B.S. and a M.S. in Electrical Engineering and Electrophysics, respectively, from the Polytechnic Institute of Brooklyn. He also received a Ph.D. in Electrophysics from the Polytechnic Institute of New York.

        MARY E. DOYLE joined General Magic in July 1996 as General Counsel and Secretary and served as our Vice President of Business Affairs from January 1997 until September 1998, when she was named Senior Vice President of Business Affairs. Before joining General Magic, Ms. Doyle served Teledyne, Inc. in various positions from July 1984 to July 1996, most recently as General Counsel of the Aerospace and Electronics segment. Ms. Doyle received an A.B. in Biology and Economics from the University of California, Santa Cruz, and a J.D. from the University of California, Berkeley.

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

        PAULA E. SKOKOWSKI joined General Magic in May 2000 as our Vice President of Marketing. Before joining General Magic, Ms. Skokowski served as Director of Marketing at Echelon Corporation from May 1994 to May 2000. Ms. Skokowski holds a B.A. in Engineering Science from Oxford University and a M.S. in Robotics from the University of California, Berkeley.

        JEFFREY M. ADAMSON joined General Magic in June 2000 and currently serves as our Vice President of Network Operations and Customer Service. Before joining General Magic, Mr. Adamson served International Rectifier Corporation in various capacities from 1992 to 1998, most recently as Manager of I.S. Operations and Global Technical Services. Mr. Adamson holds a B.S. degree in Accounting and a M.S. in Accounting Information Systems from the University of Tennessee.

        MARIANNA TESSEL joined General Magic in June 1995 as a software engineer and was appointed Vice President of Engineering in June 2000. Before joining General Magic, Ms. Tessel served as a Senior Software Engineer with the Israeli Defense Force from 1990 to 1994. Ms. Tessel holds a B.S.C. degree in Computer Science from Technion in Haifa, Israel.

ITEM 2. PROPERTIES

        Our operations are located in a single building in Sunnyvale, California. This facility consists of three floors, each comprising approximately 39,000 square feet. We occupy two of the three floors under a lease that expires in June 2002. We have also leased a second facility in Sunnyvale consisting of 20,000 square feet under a lease that expires in April 2003, but have subleased one-half of the facility under a sublease expiring in March 2003. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company effected an initial public offering ("IPO") on February 9, 1995, with its common stock traded on The Nasdaq National Market under the symbol "GMGC." As of December 31, 2000, there were 789 stockholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders of record. The following table sets forth, for the quarters indicated, the high and low bid price per share of the Company's common stock for the last two fiscal years as reported on The Nasdaq National Market:

                                                         PRICE RANGE
                                                       ----------------
                                                        HIGH       LOW
                                                       ------     -----
        CALENDAR 2000:
        First Quarter.............................     $18.75     $3.53
        Second Quarter............................       9.63      2.47
        Third Quarter.............................       8.63      4.25
        Fourth Quarter............................       6.16      1.06
        CALENDAR 1999:
        First Quarter.............................      $7.94     $2.81
        Second Quarter............................       6.25      2.84
        Third Quarter.............................       4.06      1.69
        Fourth Quarter............................       4.75      1.31

        The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

        On March 29, 2000, the Company entered into a private financing transaction with a group of existing investors to provide $22,000,000 in cash to the Company, less offering expenses, from the sale of 2,200 shares of its Series H preferred stock and warrants to acquire 1,883,200 shares of the Company's common stock in reliance on the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The financing transaction closed on April 20, 2000.

        The liquidation preference of the Series H preferred stock, which is payable pari passu with the Series D, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula: (.02)(N/365)($10,000). Each share of Series H preferred stock is convertible at any time at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H preferred stock or its affiliates is deemed to beneficially own, into common stock of the Company at a conversion rate (the "Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000.

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

        The associated warrants have a three-year term and are immediately exercisable.

        In consideration of the establishment of the Company's financing arrangement with Ladenburg Thalmann, the Company issued warrants to purchase 100,000 shares of its Common Stock to Ladenburg Thalmann, effective as of November 2000 in reliance on the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The warrants have a three year term and are immediately exercisable.

ITEM 6. SELECTED FINANCIAL DATA

        This data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The consolidated statement of operations data and the consolidated balance sheet data for each of the years in the five year period ended December 31, 2000, are derived from our consolidated financial statements. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options to purchase common stock, and warrants to purchase common stock ) since their effect would be antidilutive. See Note 1 of the Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute actual basic and diluted net loss per share. The historical results are not necessarily indicative of results to be expected for any future period.



                                                                  YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 2000          1999          1998          1997          1996
                                               --------      --------      --------      --------      --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue ..............................     $ 10,674      $  2,484      $  2,286      $  3,456      $  5,917
Cost of revenue ............................        4,538           195            --            --            --
Network operations .........................        9,068         7,387         3,405            --            --
Research and development ...................        6,018        12,524        17,656        21,015        28,089
Selling, general and administrative ........       17,834        22,976        20,642         9,360        18,883
Depreciation and amortization ..............        6,102         4,902         3,044         2,849         2,882
Write-off of acquired technology and
 in-process research and development .......           --            --         2,827            --         1,542
Restructuring ..............................           --            --            --            --         3,170
Loss from operations .......................      (32,886)      (45,500)      (45,651)      (30,696)      (48,527)
Net loss ...................................      (35,107)      (47,575)      (38,908)      (28,384)      (45,634)
Loss applicable to common stockholders .....      (42,893)      (61,153)      (61,783)      (28,384)      (45,634)
Basic and diluted loss per share ...........        (0.77)        (1.56)        (2.09)        (1.06)        (1.74)
CONSOLIDATED BALANCE SHEET DATA:
Total assets ...............................       30,973        41,705        47,298        36,297        75,936
Deferred revenue, noncurrent ...............           --            --         2,000         4,186         8,200
Long-term debt .............................           --            --         3,778         3,199            --
Other long-term liabilities ................        2,161         2,692           683         2,446         1,369
Redeemable convertible preferred stock .....        2,023        10,274        28,235            --            --
 Total stockholders' (deficit) equity ......       20,858        12,046        (1,113)       17,298        45,462

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

        General Magic, Inc. enables businesses to rapidly and efficiently develop and deploy voice applications delivering mobile access to enterprise, Internet and telecommunication information and services. We offer an open VoiceXML-based voice platform for developing and deploying voice applications, supported by expert speech and language services and voice hosting services.

        Our principal target market is businesses that desire to offer automated voice access to information and services over the telephone. The growth of Internet users and mobile phone users is fueling the demand for mobile access to information. Through our magicTalk voice platform, we offer enterprises the opportunity to leverage investments in Internet infrastructure and extend their reach to new and existing customers. With four years of experience developing voice applications, most recently completing the development and deployment of the OnStar Virtual Advisor, we have demonstrated the capabilities of our magicTalk voice platform to meet the requirements of large-scale applications. Our open standards-based voice platform and patented personality-rich voice user interface design features and methodology provide the foundation for our products and services.

        The magicTalk voice platform provides businesses with an open, standards-based architecture upon which to develop and deploy voice applications that can be rapidly integrated with existing Web-based services and infrastructure. Designed to support VoiceXML, the emerging standard for developing voice applications, and a choice of speech recognition, text-to-speech technologies and telephony interfaces, the magicTalk voice platform supports best of breed technology.

        We offer expert speech and language services to businesses developing voice applications on the magicTalk voice platform. The speech and language services focus on the software tools and techniques for developing socially engineered voice user interfaces. Based on our patented design features and methodology for developing voice user interfaces with personality and our extensive experience in combining language, logic and personality, we enable businesses to develop voice user interfaces to mirror their company brand and services and to build customer trust and loyalty.

        The magicTalk voice platform is our third generation voice platform. In February 2001, we announced the delivery of the initial feature set for the OnStar Virtual Advisor, a hands-free, eyes-free, in car voice service that was developed and is deployed on the magicTalk voice platform. The OnStar Virtual Advisor is hosted in our Network Operations Center in Sunnyvale, California. The Virtual Advisor represents the largest commercial deployment of a VoiceXML voice application to date. Our Portico service runs on a previous version of the magicTalk voice platform, as did our myTalk application.

        Although we have made significant progress in 2000 in our strategy to develop and market voice application services and products, we are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; achieve market acceptance for our voice application services and products; establish and maintain relationships with businesses with high volume customer interactions; establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our services and products to permit us to operate profitably; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

        The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2000. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           FOR QUARTERS ENDED
                                                                           ------------------
                                                              2000                                    1999
                                                              ----                                    ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:   MARCH 31   JUNE 30   SEPT 30   DEC 31   MARCH 31   JUNE 30   SEPT 30   DEC 31
                                             --------   -------   -------   ------   --------   -------   -------   -------
Total revenue.............................      2,596     2,262     3,183    2,633        155       180     1,713       436
Cost of Revenue...........................      1,171     1,359       975    1,033         --        --        --       195
Network operations........................      3,080     2,948     1,291    1,749      1,912     1,588     1,905     1,982
Research and development..................      2,130     1,115     1,810      963      3,566     3,183     2,863     2,912
Selling, general and administrative.......      7,053     4,771     2,792    3,218      5,906     6,275     5,321     5,474
Depreciation and amortization.............      1,484     1,524     1,588    1,506        973     1,145     1,320     1,464
Loss from operations......................    (12,322)   (9,455)   (5,273)  (5,836)   (12,202)  (12,011)   (9,696)  (11,591)
                                              -------   -------    ------   ------    -------   -------   -------   -------
Net loss..................................    (12,063)   (9,072)   (6,027)  (7,945)   (13,717)  (13,028)   (9,902)  (10,928)
                                              -------   -------    ------   ------    -------   -------   -------   -------
Loss applicable to common stockholders....    (12,211)  (16,545)   (6,111)  (8,026)   (14,251)  (13,379)  (10,610)  (22,913)
Basic and diluted loss per share..........      (0.26)    (0.32)    (0.10)   (0.13)     (0.41)    (0.34)    (0.25)    (0.55)


RESULTS OF OPERATIONS

        The Company recorded a net loss of $35.1 million, or $0.77 per share, for the year ended December 31, 2000, compared to a net loss of $47.6 million, or $1.56 per share, for the year ended December 31, 1999, and a net loss of $38.9 million, or $2.09 per share, for the year ended December 31, 1998. The net loss per share for the year ended December 31, 2000, included the net loss for the period and $7.8 million in adjustments to accumulated deficit related to dividends on preferred stock and preferred stock and warrants with beneficial conversion rights issued during the period. Excluding the effect of these adjustments, the loss per share for the year ended December 31, 2000, would have been $0.63 per share. The net loss per share for the year ended December 31, 1999, included the net loss for the period and $13.6 million in adjustments to accumulated deficit related to preferred stock with beneficial conversion rights issued during the period. Excluding the effect of these adjustments, the loss per common share for the year ended December 31, 1999, would have been $1.22 per share. The net loss per common share for the year ended December 31, 1998, included the net loss for the period and $22.9 million in adjustments to accumulated deficit related to preferred stock and warrants with beneficial conversion and redemption rights issued during the period. Excluding the effect of these adjustments, the loss per common share for the year ended December 31, 1998, would have been $1.31 per share.

REVENUE

        Total revenue for the year ended December 31, 2000, was $10.7 million, compared to $2.5 million and $2.3 million for the years ended December 31, 1999 and 1998, respectively. Total revenue for 2000 consists of service revenue primarily related to the development of the OnStar Virtual Advisor. Total revenue for 1999 consists of license fees for the Company's Magic Cap, Telescript and software modem technologies, subscription fees for the Portico service, and revenue for the development of the Virtual Advisor for OnStar. Service revenue for 1999 consists of subscription fees for the Portico service and OnStar development fees. Licensing revenue for 1999 includes $1.5 million associated with a license to Mitsubishi Electric Corporation ("MELCO"), which became effective in August 1999 pursuant to the terms of a June 1997 settlement agreement. Other revenue in 1999 consists of fees earned under customer-specific support service contracts, and subscription fees for the Portico service. Licensing revenue in 1998 consists primarily of nonrefundable, nonrecoupable license fees for the Company's technologies where no further obligations by the Company existed. Other revenue in 1998 consists of fees earned under customer-specific engineering, maintenance and support services contracts. Fees from customer-specific engineering projects were recognized under the percentage-of-completion method based on achievement and acceptance of milestones or performance of services, as applicable. Support and maintenance fees were recognized over the period the service or maintenance was provided. The increase in total revenue from 1999 to 2000 was due primarily to service revenue for the OnStar Virtual Advisor. The increase in total revenue from 1998 to 1999 was due to increased Portico subscription fees and the OnStar revenue.

COST OF REVENUE

        Cost of revenue for the year ended December 31, 2000, was $4.5 million compared to $195 thousand and $363 thousand for the years ended December 31, 1999 and 1998, respectively. In 2000 and 1999, the cost of revenue was related primarily to the services performed for OnStar. In 1998, cost of revenue consisted of hardware costs associated with the DataRover 840 device. The increase in cost of revenue from 1999 to 2000 was directly related to the increase in development services for the OnStar Virtual Advisor. The decrease from 1998 to 1999 was due to the spin-out of the DataRover division offset partially by the cost of services associated with OnStar.

NETWORK OPERATIONS

        Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support and billing, access costs associated with the telephony and data network, and royalties paid to software and content providers. Network operations expense for the year ended December 31, 2000, was $9.1 million compared to $7.4 million and $3.4 million for the years ended December 31, 1999 and 1998, respectively. The increase in network operations expense from both 1999 to 2000 and 1998 to 1999, was due to the continued build up of the network operations center to support myTalk and the OnStar Virtual Advisor.

        The Company recorded network operations expense for the first time in the three-month period ended September 30, 1998. Prior to that, this expense was classified as research and development since the Company's Portico service had not yet achieved commercial feasibility.

        The Company expects network operations expense to increase slightly through 2001 as it continues to add network infrastructure.

RESEARCH AND DEVELOPMENT

        Research and development expense for the year ended December 31, 2000, was $6.0 million, compared to $12.5 million and $17.6 million for the years ended December 31, 1999 and 1998, respectively. The decrease from 1999 to 2000 was due to the allocation of development costs of the OnStar Virtual Advisor to cost of revenue. The decrease from 1998 to 1999 was due to the decreased headcount as a result of the DataRover spin out. To date, the Company has expensed all software development costs as incurred.

        The Company expects research and development expenses to increase modestly in 2001 as compared to 2000 as the Company continues to develop its voice technologies.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expense for the year ended December 31, 2000, was $17.8 million compared to $23.0 million and $20.6 million for the years ended December 31, 1999 and 1998, respectively. The decrease from 1999 to 2000 was due to the discontinuation of the myTalk service and general cost reduction efforts. The increase from 1998 to 1999 was due to marketing efforts for the rollout of the myTalk service and the marketing efforts in connection with the Portico service.

        The Company expects that selling, general and administrative expense will increase modestly in 2001 compared to 2000 as a result of the Company's continued efforts to develop market demand and distribution channels for its voice applications and services.

WRITE-OFF OF ACQUIRED TECHNOLOGY AND IN-PROCESS RESEARCH AND DEVELOPMENT

        In 1998, the Company recognized a charge of $2.8 million for the write-off of acquired in-process research and development in connection with the purchases of NetPhonic Communications, Inc. and NETalk, Incorporated.

OTHER INCOME (EXPENSE), NET

        Total other income (expense), net for the year ended December 31, 2000, was $(2.2) million, compared to $(2.1) million and $6.8 million for the years ended December 31, 1999 and 1998, respectively. The increase in expense from 1999 to 2000 was due primarily to the write off of $2.8 million of impaired investments in Icras, Inc. ("Icras") and Conita Technolgies, Inc. The decrease from 1998 to 1999 was due primarily to the recognition of a loss of $(3.6) million in 1999 as compared with $(0.8) million in 1998 to account for 100% of the net losses of Icras through July 31, 1999. In 1998, the Company recognized a gain of $1.3 million in connection with the sale of the Company's minority investment in Starfish Software, Inc. ("Starfish"), which was purchased by Motorola, Inc. in September 1998. In 1999, the Company also recognized $321 thousand in other income from the sale of Motorola stock received in connection with Motorola's acquisition of Starfish. In January 1998, the Company and AltoCom Inc. ("AltoCom") agreed to discontinue a revenue sharing agreement entered into by the parties in 1997 in exchange for certain consideration, including the assumption by AltoCom of a $2.2 million obligation to one of the Company's legacy partners. The Company recognized approximately $2.4 million in other income in connection with this transaction. In April 1998, the Company sold its minority interest in AltoCom for a total of $2.5 million, and recognized in other income a gain of $2.2 million on the sale.

        Excluding the losses from impaired investments, gains from the AltoCom transactions, the investment gains associated with the sale of the Company's investment in Starfish, expense associated with the closing of myTalk, and the Icras losses, other income, net, consisted primarily of interest income and expense. The fluctuations in interest income from 1999 to 2000 and from 1998 to 1999 were primarily due to the Company's fluctuating cash, cash equivalent and short-term investment balances. Future net interest income is likely to decrease as cash equivalents and short-term investments are consumed by the Company's normal operating requirements, unless the Company generates additional cash.

INCOME TAXES

        Income taxes for the year ended December 31, 2000, were $39 thousand, compared to $23 thousand and $19 thousand for the years ended December 31, 1999 and 1998, respectively. Income taxes were primarily related to the annual Delaware Franchise Tax.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $19.0 million as of December 31, 2000, down $6.5 million from $25.5 million as of December 31, 1999.

        On March 29, 2000, the Company entered into a private financing transaction with a group of existing investors to provide $22,000,000 in cash to the Company from the sale of 2,200 shares of its Series H Convertible Preferred Stock and warrants to acquire 1,883,200 shares of the Company's common stock. The financing transaction closed on April 20, 2000.

        Adjustments to accumulated deficit of approximately $7.4 million were recorded in the year ended December 31, 2000, to recognize the value of the beneficial conversion and exercise rights associated with the Series H preferred stock and related warrants issued during the period. Adjustments to accumulated deficit of approximately $420 thousand were recorded in the year ended December 31, 2000, to record dividends accrued for the period.

        On September 7, 2000, the Company engaged the investment banking firm of Ladenburg Thalmann & Co. Inc. to act as its exclusive placement agent for the offering of up to $45,000,000 worth of its common stock, par value $0.001 per share, on a "reasonable best efforts" basis. Ladenburg Thalmann has agreed to seek to identify institutional investors who may wish to purchase the Company's common stock from time to time on specific terms to be negotiated between each such institutional investor and the Company. The securities will be offered by the Company pursuant to prospectus supplements to its base prospectus, dated June 3, 1999 (effective as of July 15, 1999), as supplemented. Ladenburg Thalmann is not committed to purchase any of the Company's securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase its securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

        Under the agreement with Ladenburg Thalmann, the Company sold 3,629,573 shares of common stock in 2000 at a weighted average sales price of $2.29 yielding $7.8 million net cash after expenses and fees of $515,355. The Company also paid to Ladenburg Thalmann a $35,000 non-accountable expense allowance, and agreed to indemnify Ladenburg Thalmann against certain underwriter's liabilities under the Securities Act of 1933, as amended.

        In addition, on March 30, 2001, the Company entered into a Common Stock Purchase Agreement with an institutional investor, pursuant to which the investor agreed to purchase, on a firm commitment basis, $2,000,000 of our common stock.

        On February 13, 2001, the Company amended its "shelf" registration statement to provide that, in addition to the other methods of distribution previously provided for in its shelf registration statement, Ladenburg Thalmann may act as an underwriter for one or more "at-the-market offerings" of the Company's common stock in accordance with the provisions of Rule 415(a)(4), promulgated under the Securities Act of 1933, as amended. An "at-the-market" offering is an offering of securities that is: (i) into an existing market for share of the same class of securities, (ii) at other than a fixed price (e.g., at the market price), and (iii) on or through the facilities of a national securities exchange or to a market maker otherwise than on an exchange. Under this arrangement, the Company may contract to sell its common stock to Ladenburg Thalmann on a firm commitment basis, which, in turn may sell those securities over The Nasdaq National Market, subject to satisfaction of the requirements set forth in Rule 415(a)(4).

        The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if the Company fails to meet the requirements of the documents governing each, including, in the case of the Series D and Series F preferred stock, the requirement that the Company's common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of the Company's common stock is that the common stock meet a minimum bid requirement of $1.00. If the Company's common stock trades below $1.00 for 30 consecutive trading days and thereafter does not trade at or above $1.00 for at least 10 consecutive trading days in the 90 business day period following, then the Company would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. Although the Company's common stock has not closed below $1.00 since May 1997, the closing bid price for the Company's common stock has ranged from $1.50 to $1.125 from March 1, 2001 to March 26, 2001. As of March 14, 2001, 186 shares of Series D preferred stock, 428 shares of the Series F preferred stock and 580 shares of the Series H preferred stock were outstanding. The redemption value of these shares could total as much as approximately $16.3 million. If the Company were required to redeem these shares, such payments would significantly deplete its cash balance, which could materially and adversely affect its financial condition. In addition, such a decrease in the Company's cash balance could cause its common stock to be delisted from The Nasdaq National Market. The Company cannot guarantee that it will be able to meet all of the requirements necessary to avoid a redemption.

        In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company was obligated to purchase $13 million in telecommunications services during the three-year period ending April 30, 2001, of which $5.0 million had been purchased as of December 31, 2000. Based on the terms of the contract, Qwest's level of performance under the contract, and the Company's discontinuation of the myTalk service, the Company has renegotiated the terms of the contract. The resulting amendment to the agreement revises the purchase commitment to $5.1 million over the same three-year term.

        In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under six of these agreements, and is subject to the following obligations under the remaining two agreements. In December 1999, the Company compromised its obligation to refund one licensee a prepaid royalty, together with interest, totalling $2.3 million in consideration of the issuance to the licensee of 267,559 shares of the Company's common stock and an agreement to pay a total of $1,250,000 in five quarterly installments commencing January 2000. As of December 31, 2000, the balance of $250 thousand is reflected in accounts payable. The Company has agreed to refund the second licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of December 31, 2000, this obligation was classified in other long term liabilities. The Company does not expect the second licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

        Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of December 31, 2000, the Company had an accumulated deficit of $313.5 million, with a net loss of $35.1 million for the year ended December 31, 2000. The Company expects to incur significant losses for approximately the next eighteen months.

        The Company expects that its cash, cash equivalents and short-term investment balances of $19.0 million as of December 31, 2000, along with cash expected to be available under the Company's equity line of credit arrangement and the Ladenburg Thalmann agreement will be adequate to fund the Company's operations through the year 2001. As of March 30, 2001 the Company has cash, cash equivalents and short-term investment balances of $17.2 million. However, there are a number of conditions and limitations on the Company's right to draw down under the equity line of credit and Ladenburg Thalmann is not obligated to purchase any of the Company's shares. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice application services and products; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees and other revenue from its products and services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services.

        The Company may be required to raise additional public or private financing to support its operations beyond the year 2001. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

        As part of its business strategy, the Company assesses opportunities to enter joint ventures, to acquire or sell businesses, products or technologies and to engage in other like transactions. The Company has made no significant commitment or agreement with respect to any such transaction at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of its investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Form:

        1.      FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
        Report of Management .......................................     24
        Report of Independent Auditors .............................     25
        Consolidated Balance Sheets ................................     26
        Consolidated Statements of Operations ......................     27
        Consolidated Statements of Stockholders' Equity (Deficit)...     28
        Consolidated Statements of Cash Flows ......................     29
        Notes to Consolidated Financial Statements .................     30

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

(b)     REPORTS ON FORM 8-K

        A form 8-K was filed on November 2, 2000 to report the Company's third quarter 2000 financial results.

        A form 8-K was filed on November 7, 2000 to announce that Ask Jeeves had selected the Company to build its voice user interface and provide hosting services for its enterprise solutions.

        A form 8-K was filed on December 21, 2000 to report that the Company had revised its revenue expectations for its fiscal year ending December 31, 2000.

                              REPORT OF MANAGEMENT

        Responsibility for the preparation, integrity and objectivity of the financial information presented in this annual report rests with the management of General Magic, Inc. (the "Company"). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

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

        KPMG LLP is retained to express an opinion on the Company's consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

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

                                       Kathleen M. Layton
                                       Chief Executive Officer and President

                                       Rose M. Marcario
                                       Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of General Magic, Inc.:

        We have audited the accompanying consolidated balance sheets of General Magic, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Magic, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                       KPMG LLP


Mountain View, California
February 2, 2001, except as to Note 1,
which is as of April 2, 2001

                               GENERAL MAGIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS

                                                                                                           DECEMBER 31,
                                                                                                   ---------------------------
                                                                                                      2000              1999
                                                                                                   ---------         ---------
Current assets:
 Cash and cash equivalents ................................................................        $  12,344         $  23,045
 Short-term investments ...................................................................            6,700             2,490
 Accounts receivable ......................................................................            1,924                76
 Other current assets .....................................................................              747               691
                                                                                                   ---------         ---------
 Total current assets .....................................................................           21,715            26,302
                                                                                                   ---------         ---------
Property and equipment, net ...............................................................            8,761            11,869
Other assets ..............................................................................              497             3,534
                                                                                                   ---------         ---------
 Total assets .............................................................................        $  30,973         $  41,705
                                                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................................................................        $   1,888         $   2,780
 Accrued expenses .........................................................................            3,763             8,018
 Deferred revenue and other current liabilities ...........................................              280             5,895
                                                                                                   ---------         ---------
 Total current liabilities ................................................................            5,931            16,693
Other long-term liabilities ...............................................................            2,161             2,692
                                                                                                   ---------         ---------
 Total liabilities ........................................................................        $   8,092         $  19,385
                                                                                                   =========         =========
Commitments
Redeemable, convertible Series D preferred stock, $0.001 par value
   Stated at involuntary liquidation preference;
   Authorized: 2 shares; issued and outstanding: 2000 -- 0; 1999 -- 2                              $   2,023         $  10,274
Stockholders' equity:
Convertible preferred stock, $0.001 par value
   Authorized: 482 shares; issued and outstanding: 2000 -- 55; 1999 -- 52 .................                2                 2
Common stock, $0.001 par value; authorized:
   150,000 shares; Issued and outstanding: 2000 -- 64,861; 1999 -- 43,248 .................               65                43
 Additional paid-in capital ...............................................................          334,544           282,861
 Accumulated other comprehensive loss .....................................................               (3)               (3)
 Accumulated deficit ......................................................................         (313,547)         (270,654)
 Less treasury stock, at cost: 2000 -- 46; 1999 -- 46 .....................................             (203)             (203)
                                                                                                   ---------         ---------
 Total stockholders' equity ...............................................................           20,858            12,046
                                                                                                   ---------         ---------
 Total liabilities and stockholders' equity ...............................................        $  30,973         $  41,705
                                                                                                   =========         =========



                 The Notes to Consolidated Financial Statements
              are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                          2000             1999             1998
                                                                        --------         --------         --------
Revenues:
 Service revenue ..................................................     $ 10,570         $    914         $    119
 Licensing revenue ................................................           57            1,563            1,610
 Other revenue ....................................................           47                7              557
                                                                        --------         --------         --------
 Total revenue ....................................................       10,674            2,484            2,286
                                                                        --------         --------         --------
Costs and expenses:
 Cost of revenue ..................................................        4,538              195              363
 Network operations ...............................................        9,068            7,387            3,405
 Research and development .........................................        6,018           12,524           17,656
 Selling, general and administrative ..............................       17,834           22,976           20,642
 Depreciation and amortization ....................................        6,102            4,902            3,044
 Write-off of acquired technology and in-process research and
   development ....................................................           --               --            2,827
                                                                        --------         --------         --------
 Total costs and expenses .........................................       43,560           47,984           47,937
                                                                        --------         --------         --------
Loss from operations ..............................................      (32,886)         (45,500)         (45,651)
Other income (expense), net .......................................       (2,182)          (2,052)           6,762
                                                                        --------         --------         --------
Loss before income taxes ..........................................      (35,068)         (47,552)         (38,889)
Income taxes ......................................................           39               23               19
                                                                        --------         --------         --------
 Net loss .........................................................      (35,107)         (47,575)         (38,908)
                                                                        --------         --------         --------
Beneficial conversion rights on
   convertible Series A preferred stock ...........................           --               --           (3,665)
Beneficial conversion and redemption rights on redeemable,
  convertible Series B preferred stock, beneficial exercise
  rights on warrants and preferred stock dividend .................           --             (112)          (8,352)
Beneficial redemption rights on redeemable, convertible Series
  C preferred stock and preferred stock dividend ..................           --             (522)         (10,858)
Beneficial redemption rights on redeemable, convertible Series
  D preferred stock and preferred stock dividend ..................         (160)            (602)              --
Beneficial redemption rights on redeemable, convertible Series
  F preferred stock and preferred stock dividend ..................         (260)            (609)              --
Beneficial conversion rights on convertible Series G preferred
  stock ...........................................................           --          (11,734)              --
Beneficial conversion rights on convertible Series H
  preferred stock ...............................................         (7,366)              --               --
                                                                        --------         --------         --------
Loss applicable to common stockholders ............................     $(42,893)        $(61,154)        $(61,783)
                                                                        ========         ========         ========
Basic and diluted loss per share ..................................     $  (0.77)        $  (1.56)        $  (2.09)
                                                                        ========         ========         ========
Shares used in computing per share amounts ........................       55,441           39,098           29,630
                                                                        ========         ========         ========



                 The Notes to Consolidated Financial Statements
              are an integral part of these financial statements.

                                     GENERAL MAGIC, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        (IN THOUSANDS)

                                                                         CONVERTIBLE
                                                                       PREFERRED STOCK              COMMON STOCK
                                                                   -----------------------     -----------------------
                                                                    SHARES        AMOUNT        SHARES        AMOUNT
                                                                   ---------     ---------     ---------     ---------
Balances, December 31, 1997 .....................................         --            --        26,892            27
                                                                   ---------     ---------     ---------     ---------
Issuance of common stock under stock option and purchase plans            --            --         1,241             1
Issuance of Series A preferred stock ............................         50            --            --            --
Issuance of Series B preferred stock ............................         --            --            --            --
Issuance of Series C preferred stock ............................         --            --            --            --
Issuance of restricted common stock .............................         --            --           280            --
Conversion of preferred stock ...................................         --            --         3,330             3
Dividends on preferred stock ....................................         --            --            --            --
Purchase of treasury stock ......................................         --            --            --            --
Amortization of deferred compensation ...........................         --            --            --            --
Purchase of NetPhonic and NETalk ................................         --            --         1,577             2
Compensation associated with Icras divestiture ..................         --            --            --            --
Exercise of warrants ............................................         --            --            80            --
Net loss ........................................................         --            --            --            --
                                                                   ---------     ---------     ---------     ---------
Balances, December 31, 1998 .....................................         50            --        33,400            33
                                                                   ---------     ---------     ---------     ---------
Issuance of common stock under stock option and purchase plans...         --            --         1,087             1
Issuance of Series D preferred stock ............................         --            --            --            --
Issuance of Series E preferred stock ............................          1             1            --            --
Issuance of Series F preferred stock ............................          1            --            --            --
Issuance of Series G preferred stock ............................         --             1            --            --
Issuance of common stock under equity line ......................         --            --           187            --
Conversion of preferred stock ...................................         --            --         8,574             9
Dividends on preferred stock ....................................         --            --            --            --
Compensation associated with stock options ......................         --            --            --            --
Accumulated other comprehensive loss ............................         --            --            --            --
Net loss ........................................................         --            --            --            --
                                                                   ---------     ---------     ---------     ---------
Balances, December 31, 1999 .....................................         52     $       2        43,248     $      43
                                                                   =========     =========     =========     =========
Issuance of common stock under stock option and purchase plans...         --            --         1,365             2
Issuance of Series H preferred stock ............................          3            --            --            --
Issuance of common stock ........................................         --            --         3,897             4
Issuance of common stock under equity line ......................         --            --            --            --
Conversion of preferred stock ...................................         --            --        16,351            16
Dividends on preferred stock ....................................         --            --            --            --
Compensation associated with stock options ......................         --            --            --            --
Accumulated other comprehensive loss ............................         --            --            --            --
Net loss ........................................................         --            --            --            --
                                                                   ---------     ---------     ---------     ---------
Balances, December 31, 2000 .....................................         55     $       2        64,861     $      65
                                                                   =========     =========     =========     =========



                                                                                                                           TOTAL
                                                                  ADDITIONAL                                           STOCKHOLDERS
                                                                   PAID-IN                  ACCUMULATED    TREASURY       EQUITY
                                                                   CAPITAL       OTHER        DEFICIT        STOCK       (DEFICIT)
                                                                  ----------   ---------     ---------     ---------   ------------
Balances, December 31, 1997 .....................................   165,039          (51)     (147,717)           --        17,298
                                                                  ---------    ---------     ---------     ---------     ---------
Issuance of common stock under stock option and purchase plans...     2,683           --            --            --         2,684
Issuance of Series A preferred stock ............................     8,128           --        (3,665)           --         4,463
Issuance of Series B preferred stock ............................     5,849           --        (8,033)           --        (2,184)
Issuance of Series C preferred stock ............................       496           --        (9,984)           --        (9,488)
Issuance of restricted common stock .............................       394         (401)           --            --            (7)
Conversion of preferred stock ...................................    21,055           --            --            --        21,058
Dividends on preferred stock ....................................        --           --        (1,193)           --        (1,193)
Purchase of treasury stock ......................................        --           --            --          (203)         (203)
Amortization of deferred compensation ...........................        --          452            --            --           452
Purchase of NetPhonic and NETalk ................................     3,253           --            --            --         3,255
Compensation associated with Icras divestiture ..................     1,390           --            --            --         1,390
Exercise of warrants ............................................       270           --            --            --           270
Net loss ........................................................        --           --       (38,908)           --       (38,908)
                                                                  ---------    ---------     ---------     ---------     ---------
Balances, December 31, 1998 .....................................   208,557           --      (209,500)         (203)       (1,113)
                                                                  ---------    ---------     ---------     ---------     ---------
Issuance of common stock under stock option and purchase plans...     1,993           --            --            --         1,994
Issuance of Series D preferred stock ............................       251           --          (251)           --            --
Issuance of Series E preferred stock ............................     5,967           --            --            --         5,968
Issuance of Series F preferred stock ............................    10,708           --          (485)           --        10,223
Issuance of Series G preferred stock ............................    25,528           --       (11,734)           --        13,795
Issuance of common stock under equity line ......................       246           --            --            --           246
Conversion of preferred stock ...................................    28,713           --            --            --        28,722
Dividends on preferred stock ....................................       126           --        (1,110)           --          (984)
Compensation associated with stock options ......................       772           --            --            --           772
Accumulated other comprehensive loss ............................        --           (3)           --            --            (3)
Net loss ........................................................        --           --       (47,575)           --       (47,575)
                                                                  ---------    ---------     ---------     ---------     ---------
Balances, December 31, 1999 ..................................... $ 282,861    $      (3)    $(270,654)    $    (203)    $  12,046
                                                                  =========    =========     =========     =========     =========
Issuance of common stock under stock option and purchase plans...     4,770           --            --            --         4,772
Issuance of Series H preferred stock ............................    28,006           --        (7,366)           --        20,640
Issuance of common stock ........................................     8,904           --            --            --         8,908
Issuance of common stock under equity line ......................        --           --            --            --            --
Conversion of preferred stock ...................................     9,396           --            --            --         9,412
Dividends on preferred stock ....................................       260           --          (420)           --          (160)
Compensation associated with stock options ......................       347           --            --            --           347
Accumulated other comprehensive loss ............................        --           --            --            --            --
Net loss ........................................................        --           --       (35,107)           --       (35,107)
                                                                  ---------    ---------     ---------     ---------     ---------
Balances, December 31, 2000 ..................................... $ 334,544    $      (3)    $(313,547)    $    (203)    $  20,858
                                                                  =========    =========     =========     =========     =========

                 The Notes to Consolidated Financial Statements
               are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                     2000             1999             1998
                                                                                   --------         --------         --------
Cash flows from operating activities:
   Net loss ..................................................................     $(35,107)        $(47,575)        $(38,908)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   Depreciation and amortization .............................................        6,102            4,902            3,044
   Loss on sale of property and equipment ....................................          162               --               --
   Equity in net loss of unconsolidated affiliate ............................           --            3,557              725
   Write down of impaired investment in unconsolidated affiliate .............        2,849               --               --
   Compensation expense associated with stock options ........................          172              772            1,390
   Deferred revenue ..........................................................       (5,615)           5,895           (2,186)
   Amortization of deferred compensation .....................................           --               --              452
   Write-off of acquired technology and in-process research and development...           --               --            2,827
   Changes in items affecting operations:
   Other current assets ......................................................       (1,904)             933           (1,540)
   Accounts payable and accrued expenses .....................................       (4,551)            (530)           1,620
                                                                                   --------         --------         --------
Net cash used in operating activities ........................................      (37,892)         (32,046)         (32,576)
                                                                                   --------         --------         --------
Cash flows from investing activities:
   Purchases of short-term investments .......................................      (20,010)          (7,057)         (22,430)
   Proceeds from sales and maturities of short-term investments ..............       15,800           16,642           21,733
   Investments in unconsolidated affiliates ..................................           --               --           (2,834)
   Acquisitions of NetPhonic and NETalk ......................................           --               --             (300)
   Purchases of property and equipment .......................................       (2,968)          (9,059)          (5,711)
   Other assets ..............................................................          174           (3,125)           1,163
                                                                                   --------         --------         --------
Net cash provided by (used in) investing activities ..........................       (7,004)          (2,599)          (8,379)
                                                                                   --------         --------         --------
Cash flows from financing activities:
   Repayment of capital lease obligations ....................................           --              (54)            (209)
   Proceeds from issuance of debt ............................................           --               --            3,000
   Repayment of debt .........................................................           --           (6,111)            (903)
   Proceeds from sale of common stock and warrants, net of offering cost .....       12,555            2,240            2,953
   Proceeds from sale of redeemable, preferred stock .........................           --           25,968           36,433
   Proceeds from sale of preferred stock .....................................       21,640           13,796            4,463
   Repurchase of common stock ................................................           --               --             (203)
   Other long-term liabilities ...............................................           --                6             (148)
                                                                                   --------         --------         --------
Net cash provided by financing activities ....................................       34,195           35,845           45,386
                                                                                   --------         --------         --------
Net (decrease) increase in cash and cash equivalents .........................      (10,701)           1,200            4,431
Cash and cash equivalents, beginning of year .................................       23,045           21,845           17,414
                                                                                   --------         --------         --------
Cash and cash equivalents, end of year .......................................     $ 12,344         $ 23,045         $ 21,845
                                                                                   ========         ========         ========
Supplemental disclosures of cash flow information:
   Income taxes paid during the year .........................................     $     39         $     23         $     19
   Interest paid during the year .............................................           --              328              410
Noncash investing and financing activities:
   Conversion of preferred stock into common stock ...........................       43,813            1,618           21,058
   Conversion of redeemable preferred stock into preferred stock .............           --           28,722               --
   Preferred stock redemption and conversion rights and dividends ............        7,786           13,578           22,875
   Reclassification of advance royalties from deferred
      revenue to other long-term liabilities .................................           --            2,000               --
   Deferred compensation for restricted stock issuances ......................           --               --              394
   Purchase of technology and other intangibles in exchange
      for shares of common stock .............................................           --               --            3,255
   Reclassification of long-term liability to accrued expenses ...............           --               --            1,563
   Transfer of assets to unconsolidated affiliate ............................           --               --            1,469

                 The Notes to Consolidated Financial Statements
               are an integral part of these financial statements.

                               GENERAL MAGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

        General Magic, Inc. enables businesses to rapidly and efficiently develop and deploy voice applications delivering mobile access to enterprise, Internet and telecommunication information and services. We offer an open VoiceXML-based voice platform for developing and deploying voice applications, supported by expert speech and language services and voice hosting services.

        General Magic, Inc. was incorporated in California in May 1990 and reorganized as a Delaware corporation in February 1995. The Company was considered to be in the development phase through December 31, 1999. The Company has generated minimal revenues to date and expects to incur additional losses through 2001. There can be no assurance that the Company will achieve or sustain significant revenues or become cash flow positive or profitable at any time in the future.

        As of March 30, 2001 the Company has cash, cash equivalents and short-term investment balances of $17.2 million. In addition, on March 30, 2001, the Company entered into a Common Stock Purchase Agreement with an institutional investor pursuant to which the investor agreed to purchase on a firm commitment basis $2 million of the Company's common stock. The Company also has available an equity line of credit arrangement with Cripple Creek Securities LLC and an agreement with Ladenburg Thalmann to be its exclusive placement agent for the offering of up to $45 million worth of common stock on a reasonable best efforts basis. Together with its available cash and investments and committed financing the Company expects that, with these arrangements, it will have sufficient resources to fund operations through 2001. However, there are a number of conditions and limitations on the Company's rights to draw down under the equity line of credit and Ladenburg Thalmann is not obligated to purchase any of the Company's shares of common stock. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs.

        The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if the Company fails to meet the requirements of the documents governing each, including in the case of the Series D and Series F preferred stock, the requirement that its common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of the Company's common stock is that the common stock meet a minimum bid requirement of $1.00. If the Company's common stock trades below $1.00 for 30 consecutive trading days and thereafter does not trade at or above $1.00 for at least 10 consecutive trading days in the 90 business day period following, then the Company would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. Although the Company's common stock has not closed below $1.00 since May 1997, the closing bid price for the Company's common stock has ranged from $1.50 to $1.125 from March 1, 2001 to March 26, 2001. The redemption value of the Series D, F and H preferred shares could total as much as approximately $16.3 million. If the Company were required to redeem these shares, such payments would significantly deplete the Company's cash balance, which could materially and adversely affect the Company's financial condition. In addition, such a decrease in the Company's cash balance could cause the Company's common stock to be delisted from The Nasdaq National Market. The Company cannot guarantee that it will be able to meet all of the requirements necessary to avoid a redemption.

        The Company may be required to raise additional public or private financing to support its operations beyond the year 2001. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

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

Revenue Recognition

        Service revenue represents fees from customer-specific engineering and development projects and are recognized under the percentage-of-completion method based on either the achievement and acceptance of milestones or the performance of services. Support and maintenance fees are recognized ratably over the period the service or maintenance is provided.

        Licensing revenue primarily represents revenue from license fees for the Company's technologies and royalty revenue from original equipment manufacturer ("OEM") shipments of devices incorporating the Company's technologies. Other revenue in 1998 consists of proceeds from sales of the DataRover handheld communication device, fees earned under customer-specific support service contracts, and subscription fees for the Portico service.

        The Company generally recognizes software revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

        License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed and determinable and collectibility is considered probable. If the arrangement involves significant customization of the software, the fees, excluding the portion attributable to maintenance are recognized using the percentage-of-completion method. Revenue from maintenance contracts is recognized ratably over the term of the maintenance contract on a straight-line basis. Service revenue, consisting primarily of consulting, implementation, and hosting is generally recognized at the time the service is performed.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 was effective in the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on the financial statements.

Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid debt instruments with original remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consist primarily of U.S. government securities, commercial paper, and money market mutual funds.

        The Company has classified its short-term investments as "available-for-sale." These investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a component of comprehensive income. Interest income is recorded using the effective interest rate, with amortization of associated premium or discount included in "investment income." The cost of securities sold is determined based upon the specific identification method.

Property and Equipment

        Property, equipment, and leasehold improvements are recorded at original cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the respective assets.

Recoverability of Long-Lived Assets

        The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The loss would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Software Development Costs

        Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, such costs have been charged to operations or cost of service as incurred. From inception through December 31, 2000, no software development costs have been capitalized.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realizations is more likely than not.

Net Loss Per Share

        Basic and diluted loss per share are computed by dividing loss available to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Since the Company has had net losses for all periods presented, basic and diluted loss per share are equal. The computation of diluted loss per share does not include common stock issuable upon the exercise of outstanding options or warrants or upon the conversion of outstanding preferred stock as the impact would have been antidilutive for the periods presented. As of December 31, 2000, 1999, and 1998 there were 8,328,984, 7,079,042, and 7,315,000 options outstanding, respectively. As of December 31, 2000, there were warrants for the purchase of 5,772,132 shares of common stock outstanding, 1,201,650 shares of common stock issuable upon the conversion of Series D preferred stock, 3,379,101 shares of common stock issuable upon the conversion of Series F preferred stock, 8,907,363 shares of common stock issuable upon the conversion of Series G preferred stock, and 985,099 shares of common stock issuable upon the conversion of Series H preferred stock.

Comprehensive Income/Loss

        There were no material differences between the Company's comprehensive loss and net loss for the periods presented.

Accounting Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates of the Company relate to the computation and classification of deferred revenue.

Advertising Costs

        Costs incurred for producing and publishing advertisements are expensed when incurred. Advertising expense was $887,485, $2,885,251, and $1,946,000 for 2000, 1999, and 1998, respectively.

Amortization of Intangibles

        Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from two to five years.

Stock-Based Compensation

        The Company uses the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee stock-based compensation plans. Non-employee options are accounted for under SFAS 123.

New Pronouncements

        In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133," which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply SFAS No. 133. The Company has determined the impact of SFAS No. 133, as amended by SFAS Nos. 137 and 138, will not have a material effect on its financial statements.

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

        As of December 31, 1998, three of the companies had demanded and received payment of the unrecouped prepaid royalty. A fourth of these five Magic Cap licensees entered into an agreement with the Company which, among other things, permitted the licensee to recoup 100% of any royalties owed to the Company under a software modem license agreement against the Magic Cap royalty prepayment, amended the Magic Cap license agreement to provide for 100% recoupment of any royalties due thereunder, extended the date for refund of unrecouped prepaid royalties to November 2, 1999, and provided that no interest would be due upon any refund. During 1998, the Company transferred this obligation to AltoCom, Inc. in exchange for discontinuing a certain revenue sharing agreement (see Note 5).

        In December 1999, the Company compromised the claim of the fifth licensee for refund of a prepaid royalty, together with interest, totaling $2.3 million in consideration of the issuance to the licensee of 267,559 shares of the Company's common stock, and an agreement to pay a total of $1,250,000 in five quarterly installments, commencing January 2000. As of December 31, 2000, the balance due under this agreement of $250 thousand was classified in accounts payable.

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

        In September 1997, the Company reached agreement with a second of the three licensees providing for acceptance of the final milestone, subject to certain conditions which were satisfied by the Company later that month. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and recognized $2,000,000 in licensing revenue. In October 1997, the Company reached agreement with the third licensee, which also provided for acceptance of the final milestone. Pursuant to this agreement, the Company waived payment of the final $500,000 installment of the prepaid royalties and agreed to refund prepaid royalties not recouped by January 1, 2003, plus any accrued interest, on or before December 31, 2003. As of December 31, 2000 the remaining obligation of $2,000,000 was classified in other long term liabilities. The Company does not expect the third licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

NOTE 3: CONSOLIDATED FINANCIAL STATEMENT DETAILS

Cash Equivalents, and Short-Term Investments

        Cash equivalents and short-term investments consisted of the following (in thousands):

                                                                                   ESTIMATED
                                                     UNREALIZED    UNREALIZED        FAIR
                                        COST           GAINS         LOSSES          VALUE
                                       -------       ----------    ----------      ---------
        AS OF DECEMBER 31, 2000
        Money market funds ....        $ 4,175        $              $              $ 4,175
        Government securities .            500             --             --            500
        Commercial paper ......         13,664             --             --         13,664
                                       -------                                      -------
                                       $18,339                                      $18,339
                                       -------                                      -------
        AS OF DECEMBER 31, 1999
        Money market funds ....        $ 7,403        $              $              $ 7,403
        Government securities .            500             --             --            500
        Commercial paper ......         17,861             --             --         17,861
                                       -------                                      -------
                                       $25,764                                      $25,764
                                       =======                                      =======

        The Company's cash and investments were classified as follows (in thousands):

                                        AS OF DECEMBER 31,
                                      ----------------------
                                        2000           1999
                                      -------        -------
        Cash and cash equivalents...  $12,344        $23,274
        Short-term investments......    6,700          2,490
                                      -------        -------
                                      $19,044        $25,764

        All short-term investments have weighted-average original maturities of less than one year. As of December 31, 2000 and 1999, the Company had a cash overdraft of zero and $229,000, respectively.

Property and Equipment

        The components of property and equipment were as follows (in thousands):

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                               2000           1999
                                                              -------        -------
        Network operations center .......................     $14,926        $10,574
        Office equipment and computers ..................       6,659          8,048
        Furniture and fixtures ..........................       2,230          2,365
        Leasehold improvements ..........................       1,425          3,623
                                                              -------        -------
                                                               25,240         24,610
        Less accumulated depreciation and amortization...      16,479         12,741
                                                              -------        -------
                                                              $ 8,761        $11,869
        Capital lease equipment included in
          property and equipment consisted of:
         Cost ...........................................     $    --        $   483
         Less accumulated amortization ..................          --            483
                                                              -------        -------
                                                              $     0        $     0
                                                              =======        =======

Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

                                                             AS OF DECEMBER 31,
                                                            --------------------
                                                             2000          1999
                                                            ------        ------
        Employee compensation .........................     $2,228        $3,511
        Other .........................................      1,535         2,380
        Prepaid royalty payment and accrued interest...         --         2,127
                                                            ------        ------
                                                            $3,763        $8,018

Other Income (Expense), net

        Other income, net consisted of the following (in thousands):

                                                                               YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                         2000            1999            1998
                                                                       -------         -------         -------
        Gain on sale of Starfish, Inc. ...........................          37             321           1,318
        Write-off of impaired investment in Conita ...............        (762)             --              --
        Cancellation expense associated with closing of myTalk....        (625)             --              --
        Write-off of impaired investment in Icras ................      (2,087)             --              --
        Gain on AltoCom transactions .............................          --              --           4,686
        Equity in net loss of Icras ..............................          --          (3,557)           (725)
        Interest income ..........................................       1,253           1,068           1,925
        Interest expense .........................................          (1)            (52)           (574)
        Other ....................................................           3             168             132
                                                                       -------         -------         -------
                                                                       $(2,182)        $(2,052)        $ 6,762
                                                                       =======         =======         =======

NOTE 4: FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located in the United States, and the Company's policy is designed to limit exposure to any one institution. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in its investment strategy. The Company invests its excess cash in U.S. government securities and commercial paper. These investments are typically short-term and bear minimal market risk.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and long-term debt approximate fair value.

NOTE 5: INVESTMENTS IN CONITA TECHNOLOGIES, INC. AND ALTOCOM, INC.

        In January 1998, the Company discontinued the operations of its South Carolina office and entered into an agreement with Conita Technologies, Inc. ("Conita"), a company founded by former employees of the South Carolina office. Under the agreement, the Company obtained a 10% minority interest in Conita through the purchase of preferred stock for a total of $758,000. The Company accounts for its investment in Conita under the cost method.

        In December 2000, the Company determined its investment in Conita was impaired due to Conita's inability to secure capital needed to fund operations through 2001. Based on this information, the Company has adjusted its investment in Conita to zero.

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

NOTE 6: DIVESTITURE OF THE DATAROVER DIVISION AND INVESTMENT IN ICRAS

        Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division") in a transaction with DataRover Mobile Systems, Inc., which has since changed its name to Icras, Inc. ("Icras"). Pursuant to the transaction, the Company contributed cash and certain other assets of its DataRover Division totaling $3,361,000 in value to Icras. The Company also licensed certain of its technologies to Icras. In consideration therefor, the Company received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of Icras. The Company did not recognize any gain or loss as a result of the divestiture of the DataRover Division, and accounted for its investment in Icras under the modified equity method, which required the Company to record 100% of the losses incurred by Icras. As of September 30, 1999, the Company had written off its entire original investment in Icras.

        In connection with the divestiture of the DataRover Division, approximately 30 employees of the Company became employees of Icras. The Company provided for accelerated vesting of options to acquire 256,000 shares of the Company's common stock held by such employees, and granted an additional 320,000 options to acquire the Company's common stock to such employees. The newly granted options vested ratably at 1/24 per month over a two-year period. The Company recorded compensation expense of $1,634,000 associated with the fair value of the accelerated and newly granted options and severance paid pursuant to an agreement with a Company executive. The compensation expense relating to the options was determined using the Black-Scholes fair market valuation method. The value attributable to the accelerated options was expensed in the fourth quarter of 1998 while the value associated with the new grant was expensed over the two-year vesting period of the grant.

        In March 1999, the Company purchased handheld communication units from Oki Electric Industry Co., Ltd. ("Oki Electric") for Icras under an existing letter of credit for a total of $2,179,000. Icras was obligated to reimburse the Company the actual cost of such units, and its obligation was secured by all personal property of Icras. Prior to the August 5, 1999, financing described below, the total receivable from Icras, reflecting this and other obligations, was $2,089,000.

        On August 5, 1999, in connection with a third party Icras financing transaction, the Company exchanged all of its preferred stock and common stock for Series AA convertible preferred stock. In connection with this transaction, the Company also agreed to reduce the note receivable due from Icras to $500,000, and released its security interest in all personal property of Icras other than its DataRover 840 inventory. As a result of this transaction, the Company then owned less than 20% of the outstanding common stock of Icras and accounted for this investment under the cost method.

        In December 2000, the Company was informed by the management of Icras that its financial condition had deteriorated and that without additional financing, Icras was likely to cease its operations within thirty days. Although the Company has a security interest in the DataRover 840 inventory, due to current handheld device technology market conditions it is unclear what, if any, value can be attributed to it. Based on this information, the Company adjusted its investment in Icras to zero.

NOTE 7: ACQUISITION OF NETPHONIC COMMUNICATIONS, INC.

        In March 1998, the Company acquired all of the outstanding shares of common and preferred stock of NetPhonic Communications, Inc. ("NetPhonic"), a development stage enterprise, for a total consideration of $2,050,000, consisting of $200,000 cash and 1,342,524 shares of the Company's common stock. The Company's common stock was issued to NetPhonic shareholders of record as of the date of the transaction. NetPhonic had developed voice browser software that enabled touch-tone telephone access to Web content, upon which the Company has recently received a patent. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NetPhonic have been included in the Company's consolidated financial statements as of the date of acquisition. The operations of NetPhonic were not material relative to the Company's consolidated results of operations. The Company allocated the total purchase price to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use to the Company. As a result, the Company recognized a charge of $2,050,000 for the write-off of in-process research and development as of the date of the acquisition. The value assigned to purchased in-process research and development was determined by identifying the cost to develop the purchased technology into a commercially viable feature of the Company's Portico service, estimating the resulting net cash flows for this project, and discounting the net cash flows back to their present value. The efforts to develop the purchased in-process technology centered around the integration of the purchased touch-tone Web access technology into the magicTalk platform utilized in the Portico service. The estimated cost to be incurred to develop the technology into a commercially viable feature of the Portico service at the time of the acquisition was estimated at approximately $2,330,000 in the aggregate through the year 1999 ($845,000 in 1998 and $1,485,000 in 1999). The Company had expected this effort to be completed by the end of 1999 and to benefit from the effort beginning in the year 2000. In the fourth quarter of 1998, the Company decided not to implement the technology purchased from NetPhonic into the Portico service and suspended additional development efforts with respect to that technology.

NOTE 8: ACQUISITION OF NETALK, INCORPORATED

        In October 1998, the Company acquired substantially all of the assets of NETalk, Incorporated ("NETalk"), a development stage enterprise, for a total consideration of $1,505,000, consisting of $100,000 in cash and 234,104 shares of the Company's common stock. NETalk was engaged in the development of applications providing users with advanced speech recognition tools to access Web content over the telephone. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of NETalk have been included in the Company's consolidated financial statements as of the date of acquisition. The operations of NETalk were not material relative to the Company's consolidated results of operations. Of the total purchase price, $777,000 has been allocated to in-process research and development while the remainder was allocated to certain intangible assets. The purchased in-process technology represented the present value of the estimated after-tax benefit after application of an attribution factor. The technology, as of the acquisition date, had not reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to complete the technology and maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount projected cash flows ranged from 30% to 40% for in-process technologies and were based primarily on venture capital rates of return and the weighted-average cost of capital for the Company at the time of the acquisition. The in-process technology was expensed immediately, while the intangible assets are being amortized over periods ranging from two to five years. The intangible assets are included under "Other assets" on the balance sheet.

NOTE 9: PREFERRED STOCK

        In February 1998, the Company entered into an agreement with Microsoft Corporation ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. In July 2000, Microsoft converted all of its Series A preferred stock into common stock. As of December 31, 2000, there were no shares of the Series A preferred stock outstanding.

        In March 1998, the Company entered into a financing transaction with a group of private investors that provided $5,000,000 in cash, less offering expenses, to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 320,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable. In June 1998, for an aggregate purchase price of $2,000,000, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. As of December 31, 2000, no shares of Series B preferred stock were outstanding, and a total of 508,832 shares of common stock were issuable upon the exercise of the associated warrants, representing 0.5% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        In June 1998, the Company entered into a financing transaction with a group of private investors that provided $30,000,000 in cash, less offering expenses, to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of common stock at a price of $17.22 per share. The warrants have a three-year term and are immediately exercisable. As of December 31, 2000, no shares of Series C preferred stock were outstanding, and a total of 226,945 shares of the Company's common stock were issuable upon exercise of the associated warrants, representing 0.2% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash less offering expenses to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each holder of Series D preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series D preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series F and Series G preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.684 (the "Series D Conversion Price"). The Series D Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series D Reset Price") if the Series D Reset Price is less than the then-effective Series D Conversion Price.

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

        In the event of a Major Transaction, the holders of Series D preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series D preferred stock may not exercise their rights of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. The holders of the Series D preferred stock are also entitled to require the Company to redeem some or all of their shares at a per share price equal to 130% of the liquidation preference, or in certain cases, the greater of
(i) 130% of the liquidation preference and (ii) a price based on the closing bid price of the Company's common stock at the time of any of the following events, among others: (x) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion of the Series D preferred stock; (y) the Company's failure to use its reasonable best efforts to maintain the listing of its common stock on The Nasdaq National Market ("Nasdaq"), The New York Stock Exchange ("NYSE"), or the American Stock Exchange, Inc. ("AMEX"); or (z) the Company's failure to timely convert the Series D preferred stock. In addition, the holders of the Series D preferred stock are entitled to require the Company to redeem some or all of their shares at a per share price equal to the liquidation preference at the time of any of the following events: (i) the Company's failure to maintain the registration statement for resale of the common stock issuable upon conversion of the Series D preferred stock; (ii) the Company's failure to maintain listing of its common stock on Nasdaq, NYSE or AMEX; or (iii) a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the Company's common stock which is not approved or recommended by the Company's board of directors. As part of the financing transaction, the Company issued warrants to acquire an additional 150,000 shares of common stock at an exercise price of $5.078 per share. The warrants have a three-year term and are immediately exercisable. As of December 31, 2000, a total of 1,385,684 shares of common stock were issuable upon the conversion of all Series D preferred stock and associated warrants, representing 1.5% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock for cash proceeds of $6.0 million, net of issuance costs of $33,000. As of December 31, 2000, no shares of Series E preferred stock or warrants were outstanding.

        On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F Convertible Preferred Stock. Each holder of Series F preferred stock has special voting rights with respect to matters that adversely affect the rights of holders of Series F preferred stock and otherwise has no voting rights except as may be required by law. Each share of Series F preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series F preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series D and Series G preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.378 (the "Series F Conversion Price"). The Series F Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series F Reset Price") if the Series F Reset Price is less than the then-effective Series F Conversion Price.

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

        In the event of a Change of Control, the sale of substantially all of the assets of the Company, or a purchase, tender or exchange offer made to and accepted by holders of more than 50% of the common stock of the Company which is approved or recommended by the Company's board of directors (each a "Major Transaction"), the holders of Series F preferred stock may require the Company to redeem any or all of their shares at the greater of (i) 125% of the liquidation preference and (ii) a price based on the market value of the common stock at the time of the public announcement of such Major Transaction. However, in the event of a Change of Control, the holders of the Series F preferred stock may not exercise their right of redemption if the Company has previously delivered its notice of redemption upon a Change of Control. Unless the Company elects to redeem the Series F preferred stock at a price per share equal to the greater of 130% of the liquidation preference and a price based on the closing bid price of the Company's common stock, then, at the time of any of the following events, the holders of the Series F preferred stock are entitled to a substantial reduction in the conversion price and a payment of 1% of the liquidation preference for each day that any of such events continues for up to 20 days in any 365-day period: (i) the Company's failure to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; or (ii) the Company's failure to maintain the listing of the common stock on Nasdaq, NYSE or AMEX. If the Company fails to make these 1% penalty payments, the holders of the Series F preferred stock will have the right to require the Company to redeem some or all of their shares at a price per share equal to the greater of 130% of the liquidation preference or a price based on the closing bid price. The holders of the Series F preferred stock also have the right to require the Company to redeem their shares at such price upon the occurrence of any of the following events: (i) the Company's failure to use its best efforts to maintain registration of the common stock issuable upon conversion or exercise of the Series F preferred stock; (ii) the Company's failure to use its reasonable best efforts to maintain the listing of the common stock on Nasdaq, NYSE or AMEX; or (iii) the Company's failure to timely convert shares of Series F preferred stock to common stock. As of December 31, 2000, a total of 3,379,101 shares of common stock were issuable upon the conversion of all Series F preferred stock, representing 3.6% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        In November 1999, the Company entered into a preferred stock agreement with OnStar, a subsidiary of General Motors Corporation. OnStar paid the Company $20 million related to a preferred stock agreement and a technology agreement. Under a letter agreement dated as of the December 9, 1999 closing date, General Motors agreed that it would not exercise or permit a transferee to exercise the right to convert shares of the Series G preferred stock into shares of the Company's common stock to the extent that the shares of common stock issuable upon conversion would exceed 19.99% of the outstanding shares of the Company's common stock as of December 9, 1999 (the "Exchange Cap") unless the Company (i) obtains the approval of its stockholders as required by NASD Rule 4460(i) and applicable regulations of Nasdaq for issuance of common stock (or securities convertible into or exercisable for common stock) in excess of the Exchange Cap or (ii) obtains a written opinion reasonably satisfactory to General Motors from outside counsel to the Company that such approval is not required. Furthermore, General Motors agreed not to exercise, nor to allow a transferee to exercise, the warrant unless the Company (i) obtains such stockholder approval or (ii) obtains such written opinion.

        The letter agreement required, and the Company obtained, stockholder approval under the applicable rules and regulations of Nasdaq for the issuance by the Company of (i) that portion of the Series G preferred stock that may not be converted without exceeding the Exchange Cap, (ii) the associated warrant, and (iii) shares of the Company's common stock (or securities convertible into or exercisable for common stock) issuable upon conversion of such portion of the Series G preferred stock or upon exercise of the warrant.

        The shares of Series G preferred stock are convertible, at the option of the holder, into common stock of the Company at a conversion rate equal to $10,000 divided by $1.684 (as adjusted for any stock dividends, combinations, splits, reclassifications, exchanges, recapitalizations, capital reorganizations, and the like with respect to such shares). In addition, upon the consent of the holders of at least fifty percent of the Series G preferred stock then outstanding, all outstanding shares of the Series G preferred stock will be converted into shares of common stock automatically and without any further action by the holders of such shares.

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

        Furthermore, the holders of the Series G preferred stock, voting as a separate class, have the right to elect one member of the Company's Board of Directors until the earlier of (i) the date upon which less than 600 shares (as adjusted for stock splits, recombinations, reclassifications and the like) of Series G preferred stock are outstanding, (ii) the date upon which General Motors Corporation and its affiliates own less than a majority of the outstanding shares of Series G preferred stock (as adjusted for stock splits, recombinations, reclassifications and the like), and (iii) the date of consummation of an acquisition or asset transfer, as those terms are defined in
Section 3(b) of the Certificate of Designations. As of December 31, 2000, a total of 11,876,484 shares of common stock were issuable upon the conversion of all Series G preferred stock and associated warrants, representing 12.7% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        On March 29, 2000, the Company entered into a private financing transaction with a group of existing investors to provide $22,000,000 in cash less offering expenses, to the Company from the sale of 2,200 shares of its Series H Convertible Preferred Stock (the "Series H Preferred Stock") and warrants to acquire 1,883,200 shares of the Company's common stock (the "Warrants"). The Warrants have a three-year term and are immediately exercisable. The financing transaction closed on April 20, 2000.

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

        The Series H Preferred Stock does not bear any dividends.

        The liquidation preference of the Series H Preferred Stock, which is payable pari passu with the Series D, Series F and Series G preferred stock and in preference to the holders of common stock, is $10,000 per share plus, on a per share basis, the result of the following formula: (.02)(N/365)($10,000). Each share of Series H Preferred Stock is convertible at any time at the option of the holder, subject to certain limitations relating to the number of shares of common stock that a holder of Series H Preferred Stock or its affiliates is deemed to beneficially own, into common stock of the Company at a conversion rate (the "Conversion Rate") obtained by dividing the liquidation preference by $5.97 (the "Conversion Price"). The Conversion Price is subject to adjustment from time to time upon the occurrence of certain events, including, without limitation, the subdivision or combination of the Company's common stock, the reorganization, reclassification, consolidation, or merger of the Company, or the sale of all or substantially all of the Company's assets. The Conversion Price was set at an 8% discount to the average closing bid prices of the Company's common stock for the ten trading days immediately following March 31, 2000.

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

        The holders of Series H Preferred Stock may require the Company to redeem any or all of their shares at a price per share equal to the greater of
(i) 130% of the liquidation preference and (ii) a price based upon a multiple of the then applicable Conversion Rate and the closing bid prices of the Company's common stock on certain dates, upon the occurrence of any of the following events: (a) the notification by the Company to any holder of the Series H Preferred Stock of its intention not to comply with proper requests for conversion of the Series H Preferred Stock into shares of the Company's common stock or (b) the failure of the Company to timely convert any shares of the Series H Preferred Stock. As of December 31, 2000, a total of 2,868,299 shares of common stock were issuable upon the conversion of all Series H preferred stock and associated warrants, representing 3.1% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

        Adjustments to accumulated deficit of approximately $7.4 million were recorded in the year ended December 31, 2000, to recognize the value of the beneficial conversion and exercise rights associated with the Series H preferred stock and related warrants issued during the period. Adjustments to accumulated deficit of approximately $420 thousand were recorded in the year ended December 31, 2000, to record dividends on Series D and F preferred stock accrued for the period.

        As of December 31, 2000, 186 shares of the Series D preferred stock were outstanding, 428 shares of the Series F preferred stock were outstanding, 1,500 shares of Series G preferred stock were outstanding, and 580 shares of Series H preferred stock were outstanding.

        During the year ended December 31, 2000, 50,000 shares of Series A preferred stock were converted into 3.6 million shares of common stock, 804 shares of the Series D preferred stock were converted into 5.0 million shares of common stock, 599 shares of Series E preferred stock were converted into 1.6 million shares of common stock, the Series E warrant was exercised for 100 shares of Series E preferred stock, which was converted into 263 thousand shares of common stock, 416 shares of the Series F preferred stock were converted into
3.2 million shares of common stock, and 1,620 shares of the Series H preferred stock were converted into 2.7 million shares of common stock.

NOTE 10: STOCKHOLDERS' EQUITY

Accounting for Stock-Based Compensation

        As of December 31, 2000, the Company has five stock-based compensation plans, which consist of four stock option plans and an employee stock purchase plan. The Company applies APB Opinion No. 25 and related interpretations for stock options issued to employees. Compensation expense recognized under these three plans for 2000, 1999, and 1998 was $172,000, $772,000, and $1,390,000,
respectively and relate to options for non-employees and the divestiture of Icras (see Note 6). The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Excluding the compensation expense recorded in 2000, 1999 and 1998, had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value approach described in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                              YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                       2000              1999               1998
                                                     --------        ----------         ----------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
        Net loss
         As reported ........................        $(35,107)       $  (47,575)        $  (38,908)
         Pro forma ..........................         (39,984)          (52,594)           (42,928)
        Net loss per share
         As reported ........................        $  (0.77)       $    (1.56)        $    (2.09)
         Pro forma ..........................           (0.86)            (1.69)             (2.22)

Stock Option Plans

        During 2000, the Company had four stock option plans under which options could be granted: the 2000 Stock Option Plan ("2000 Stock Option Plan"), the 2000 Nonstatutory Stock Option Plan ("Nonstatutory Plan"), the Amended and Restated 1990 Stock Option Plan ("1990 Stock Option Plan") and the 1994 Outside Directors Stock Option Plan, as amended ("Directors Option Plan"). The 1990 Stock Option Plan expired by its terms in August 2000, the 2000 Stock Option Plan was approved by the stockholders of the Company at its annual meeting in June 2000, and the 2000 Nonstatutory Plan was adopted by the Board of Directors in July 2000. After expiration of the 1990 Stock Option Plan in August 2000, options could be granted only under the 2000 Stock Option Plan, the Nonstatutory Plan and the Directors Option Plan.

        Under the 1990 Stock Option Plan and the 2000 Stock Option Plan, the Company reserved an aggregate of 15,420,000 shares of common stock for issuance. The 1990 Stock Option Plan and the 2000 Stock Option Plan provide that stock options may be granted to employees (including officers), consultants, advisers and other independent contractors at an exercise price not less than 100% of the fair market value, as determined by the Board of Directors, for incentive stock options, and 50% of the fair market value for nonqualified stock options, on the grant date. In addition, options may also be granted to directors under the 2000 Stock Option Plan. All options granted under the 1990 Stock Option Plan and the 2000 Stock Option Plan must have a term not greater than 10 years from the date of grant. The Board of Directors determines the number of shares for which an option may be granted. Options issued under the 1990 Stock Option Plan and the 2000 Stock Option Plan generally vest 25% after one year and then ratably at 1/48 per month thereafter over a total of four years. However, in May of 1999, 154,000 options were granted to Company employees (excluding officers), subject to acceleration of vesting upon achievement of specified milestones, and in September 1999, 244,000 options were granted to Company employees (excluding officers), which vested and became fully exercisable after one year. As of December 31, 2000, 100% of the May 1999 and September 1999 grants were fully exercisable.

        Under the Nonstatutory Plan, the Company has reserved an aggregate of 3,500,000 shares of common stock for issuance. The Nonstatutory Plan provides that stock options may be granted to employees, officers, directors and consultants, including advisors; provided that the aggregate number of shares issued to officers and directors cannot exceed 40% of the number of shares reserved for issuance under the Plan as determined at the time of each such issuance to an officer or director, except that shares issued to officers not previously employed by the Company as an inducement essential to entering into employment contracts with the Company are not included in such calculations. The term of each option grant under the Nonstatutory Plan is determined by the Board. The Board of Directors determines the number of shares for which an option may be granted. Options issued under the Nonstatutory Plan generally vest 25% after one year and then ratably at 1/48 per month thereafter over a total of four years. The exercise price may not be less than 50% of the fair market value of the Company's common stock on the date such option is granted; provided that any officer or director or other person whose transactions are subject to
Section 16 of the Securities Exchange Act of 1934 must generally be granted options whose exercise price is not less than 85% of the fair market value on the date of grant.

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

        Under SFAS No. 123, the fair value of each option grant under the stock option plans is estimated on the respective date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2000, 1999, and 1998: zero dividend yield; expected volatility of 70%; risk free interest rates of 5.92%, 5.52%, and 4.59%, respectively; and expected lives of 3.50, 3.30, and 3.50, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock.

        Option activity under the Company's stock option plans was as follows (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                          2000            1999            1998
                                                        -------         -------         -------
        Outstanding, beginning of year .........          7,079           7,315           4,991
        Granted ................................          3,940           2,692           3,811
        Exercised ..............................         (1,328)           (995)         (1,117)
        Canceled ...............................         (1,362)         (1,933)           (370)
                                                        -------         -------         -------
        Outstanding, end of year ...............          8,329           7,079           7,315
                                                        -------         -------         -------
        Shares available for future grant ......          1,512           1,701           2,361
        Options authorized to be issued ........         13,420          13,420          13,420
        Options exercisable, end of year .......          3,276           3,210           1,932
        Weighted-average exercise prices:
           Outstanding at beginning of year ....        $  4.21         $  4.44         $  2.28
           Granted .............................           5.25            3.50            6.40
           Exercised ...........................           3.50            1.67            2.27
           Canceled ............................           5.02            5.40            2.19
           Outstanding, end of year ............           4.68            4.21            4.44
        Options exercisable, end of year .......           4.01            3.87            2.52
        Weighted-average fair value of
           options granted during the year .....        $  2.84         $  1.84         $  3.44

        The following table summarizes information about options outstanding under the Company's stock option plans as of December 31, 2000 (shares in thousands):

                                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                    -------------------               ---------------------------
                                                         WEIGHTED-
                                                          AVERAGE       WEIGHTED-                      WEIGHTED-
                                          NUMBER         REMAINING      AVERAGE         NUMBER          AVERAGE
                                       OUTSTANDING      CONTRACTUAL     EXERCISE      OUTSTANDING       EXERCISE
        RANGE OF EXERCISE PRICES      (in thousands)    LIFE (YEARS)     PRICE       (in thousands)      PRICE
        ------------------------      --------------    ------------    ---------    --------------   ----------
        $ 0.92 to $ 3.81 ........            3,177           8.08        $ 2.38             1,795        $ 2.38
        $ 3.84 to $ 6.63 ........            4,453           8.86        $ 5.49             1,392        $ 5.80
        $ 6.75 to $ 7.81 ........              266           8.47        $ 7.10                54        $ 7.24
        $10.00 to $12.50 ........              433           8.15        $11.72                35        $11.79
                                         ---------                                      ---------
        $ 0.92 to $12.50 ........            8,329           8.40        $ 4.68             3,276        $ 4.01
                                         =========                                      =========

1995 Employee Stock Purchase Plan

        As of December 31, 2000, the Company had reserved an aggregate of 514,391 shares of common stock for issuance under the 1995 Employee Stock Purchase Plan, as amended ("Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during 12-month and 6-month offering periods. The price for the initial offering period was equal to 85% of the fair market value of common stock at the close of business on the day prior to the first day of the initial offering period or the fair market value of common stock on the last day of the purchase period, whichever was lower. The price at which stock is purchased under the Purchase Plan for all subsequent periods is equal to 85% of the fair market value of common stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. Under the Purchase Plan, the Company sold 37,478, 92,411, and 124,813 shares to its employees in 2000, 1999, and 1998 respectively.

        Under SFAS No. 123, the fair value of employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 2000, 1999, and 1998: zero dividend yield and expected life of 12 months for each year; expected volatility of 70%; and risk free interest rates of 5.92%, 5.01%, and 5.37%, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock. The weighted-average fair value of purchase rights (including the 15% discount off of the quoted market price of common stock) granted in 2000, 1999, and 1998 was $2.34, $1.09, and $0.73, respectively.

Restricted Stock Grant

        During 1997, the Company sold to its Chairman, Chief Executive Officer and President 135,000 shares of restricted common stock for $0.10 per share. The Company recorded approximately $155,000 of deferred compensation in connection with the sale of these shares, which was fully expensed by December 31, 1998. During 1998, the Company sold to its Chief Technology Officer 280,000 shares of restricted common stock for $0.10 per share. The Company recorded approximately $393,000 of deferred compensation in connection with the sale of these shares, which was fully expensed as of December 31, 1998.

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

NOTE 12: COMMITMENTS

Purchase Commitments

        In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company was obligated to purchase $13 million in telecommunications services during the three-year period ending April 30, 2001, of which $5.0 million had been purchased as of December 31, 2000. Based on the terms of the contract, Qwest's level of performance under the contract, and the Company's discontinuation of the myTalk service, the Company has renegotiated the terms of the contract. The resulting amendment to the agreement revises the total purchase commitment to $5.1 million over the same three-year term.

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

Lease Commitments

        The Company leases two facilities under operating leases extending through 2002 and 2003, respectively. The leases require the Company to pay all executory costs, such as maintenance and insurance, and provide for escalating rent payments. The Company is amortizing the total rent payments over the lease term on a straight-line basis for the leases. The Company has subleased one-half of the second of its facilities in Sunnyvale consisting of 20,000 square feet, under a sublease expiring in 2003.

        Rent expense was approximately $664,000, $688,000, and $175,000 for the fiscal years ended December 31, 2000, 1999, and 1998 respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

                                                          OPERATING
        YEARS ENDING DECEMBER 31,                          LEASES
        -------------------------                         ---------
        2001...........................................    $  915
        2002...........................................       692

        2003...........................................       160
        2004 and thereafter............................         0
        Total minimum lease payments...................    $1,767
                                                           ======

NOTE 13: INCOME TAXES

     Total income tax expense for the years ended December 31, 2000, 1999, and 1998 was allocated as follows:

                                                            As of December 31,
                                                      2000          1999        1998
                                                      ----          ----        ----
(In thousands)

Income from continuing operations                      $39           $23         $19
Stockholders' equity, for compensation expense
   for tax purposes in excess of amounts
   recognized for financial reporting purposes          --            --          --
                                                      ----          ----        ----
                                                       $39           $23         $19
                                                      ====          ====        ====

        Income tax expense attributable to income from continuing operations consists of:

                                                          Year Ended December 31,
                                                      2000          1999        1998
                                                      ----          ----        ----
(In thousands)

Continuing operations:
Current:
    Federal                                             --            --          --
    State                                              $39           $23         $19
                                                      ----          ----        ----
                                                       $39           $23         $19
Deferred:
    Federal                                             --            --          --
    State                                               --            --          --
                                                      ----          ----        ----
                                                        --            --          --
                                                      ----          ----        ----
Income Tax Expense                                     $39           $23         $19
                                                      ====          ====        ====

        The difference between income tax expense and the amount resulting from applying the Federal statutory rate of 34% to income before income taxes is attributable to the following:

(In thousands)                                                 As of December 31,
                                                         2000          1999            1998
                                                       --------      --------        --------
Income taxes (benefit) at Federal statutory rate       $(11,923)     $(16,167)       $(13,222)
State taxes (benefit), net of Federal benefit              (972)       (1,318)           (851)
Stock-based compensation                                     59           593             154
Nondeductible expenses                                       10            31           1,030
Research credits                                           (301)         (581)           (838)
Current year operating losses and temporary
   differences for which no tax benefit is recognized    13,166        15,912          13,746
Other                                                         0         1,553              --
                                                       --------      --------        --------
             Income tax expense                        $     39      $     23        $     19
                                                       ========      ========        ========

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets are as follows:

(In thousands)                                                  As of
                                                             December 31,
                                                          2000          1999
                                                       ---------      --------
Accruals and other reserves                            $   3,555      $   3,831
Deferred revenue                                              --          2,525
Loss carryovers and deferred start-up expenditures        97,180         84,099
Foreign tax credit carryforward                            1,215          1,215
Research and experimentation credit carryforward           8,171          9,663
Acquired intangibles                                         873          1,211
Fixed assets                                               1,631          1,201
                                                       ---------      ---------
      Deferred tax assets                                112,625        103,745
Valuation allowance                                     (112,625)      (103,745)
                                                       =========      =========
                                                              --             --
Deferred tax liabilities                                      --             --
                                                       ---------      ---------
             Net deferred tax assets                   $      --      $      --
                                                       =========      =========

        Management has established a valuation allowance equal to 100% of the net deferred tax assets because, based on all relevant evidence, it is more likely than not that the Company will realize the deferred tax assets. The net increase in the total valuation allowance for the years ended December 31, 2000 and 1999 was $8,880,000 and $21,075,000, respectively.

        As of December 31, 2000, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $263,525,000, of which $17,026,000 relates to deductions for stock options and the remainder relates to continuing operations. As of December 31, 2000, the Company has available net operating loss carryforwards for state income tax purposes of approximately $129,937,000 of which $8,701,000 relates to deductions for stock options and the remainder relates to continuing operations. The federal net operating losses will expire, if not utilized, in 2009 through 2020. The state net operating loss carryforwards will expire, if not utilized, beginning in 2001 through 2010.

        As of December 31, 2000, the Company has available for carryover research and experimentation tax credits for federal income tax purposes of approximately $6,501,000, of which $343,000 relates to credits for stock options and the remainder relates to continuing operations. As of December 31, 2000, the Company has available for carryover research and experimentation tax credits for state income tax purposes of approximately $2,530,000, of which $332,000 relates to credits for stock options and the remainder relates to continuing operations. The federal research and experimentation tax credits will expire, if not utilized, in 2014 through 2020. California research and experimentation credits carry forward indefinitely until utilized.

        The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and credit carryforwards may be limited as a result of such an "ownership change" as defined in the Internal Revenue Code.

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

        From its inception through the year ended December 31, 2000, the Company has derived revenue from two product lines. Initially, the Company derived revenues from the development, licensing, manufacturing and sale of handheld communications device technologies and products, including object-oriented software platform technologies ("Handheld Technologies"). In 1997, the Company began developing and marketing platforms for the delivery of voice application services and products, and in 1998, launched Portico, a General Magic branded service, and the first voice application developed, deployed, and hosted by the Company. Effective October 1998, the Company divested itself of its DataRover handheld communications device division in order to focus on the development, marketing and sale of voice application services.

        Revenue by product offering was as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                -------------------------------------
                                                   2000           1999           1998
                                                -------        -------        -------
        Voice Application Services .....        $10,674        $ 2,484        $ 1,654
        Handheld Technologies ..........             --             --            632
                                                -------        -------        -------
                                                $10,674        $ 2,484        $ 2,286
                                                =======        =======        =======

        For the year ended December 31, 2000, revenue from one major customer accounted for 93% of total revenue. For the year ended December 31, 1999, revenue from one major customer accounted for 61% of total revenue. For the year ended December 31, 1998, revenue from one major customer, a stockholder in the Company, accounted for 66% of total revenue.

        For the year ended December 31, 2000, accounts receivable from one major customer accounted for 80% of total accounts receivable. For the years ended December 31, 1999 and 1998, no single customer accounted for more than 10% of total accounts receivable.

        The Company's revenue was generated principally from its headquarters in North America and all of the Company's tangible assets are located at its North American headquarters.

NOTE 15: SUBSEQUENT EVENTS

Financing Transaction

        In January 2001, the Company consummated sales of an additional 2,581,699 shares of its common stock to certain institutional investors for an aggregate purchase price of $5,000,000.

        On March 30, 2001, the Company entered into a Common Stock Purchase Agreement with an institutional investor pursuant to which the investor agreed to purchase, on a firm commitment basis, $2,000,000 of the Company's common stock.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENERAL MAGIC, INC.


                                       By: /s/ KATHLEEN M. LAYTON
                                          --------------------------------------
                                                   Kathleen M. Layton
                                          Chief Executive Officer and President

Dated: March 30, 2001

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathleen M. Layton and Mary E. Doyle his/her true and lawful attorney-in-fact and agent, with full power of substitution and, for him/her and in his/her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                  SIGNATURE                                       TITLE:                          DATE:
                  ---------                                       ------                          -----
By:  /s/    STEVEN MARKMAN                               Chairman of the Board               March 30, 2001
   ----------------------------------------
            Steven Markman


By:  /s/     KATHLEEN M. LAYTON                       Chief Executive Officer and            March 30, 2001
   ----------------------------------------         President (Principal Executive)
             Kathleen M. Layton


By:  /s/       ROSE M. MARCARIO                          Chief Financial Officer              March 30, 2001
   ----------------------------------------    (Principal Financial and Accounting Officer)
               Rose M. Marcario

By:  /s/     ELIZABETH A. FETTER                                 Director                     March 30, 2001
   ----------------------------------------
             Elizabeth A. Fetter

By:  /s/      CHESTER A. HUBER, Jr.                              Director                     March 30, 2001
   ----------------------------------------
              Chester A. Huber, Jr.

By:  /s/       PHILIP D. KNELL                                   Director                     March 30, 2001
   ----------------------------------------
               Philip D. Knell

By:  /s/      SUSAN G. SWENSON                                   Director                     March 30, 2001
   ----------------------------------------
              Susan G. Swenson

By:  /s/      TOM D. SEIP                                        Director                     March 30, 2001
   ----------------------------------------
              Tom D. Seip

                              GENERAL MAGIC, INC.

                       EXHIBITS TO FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
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

3.10 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company is incorporated by reference to Exhibit 4.11 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999 (File No.333-71781)

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

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
3.15      Certificate of Designations, Preferences and Rights of Series H
          Convertible Preferred Stock of General Magic, Inc. is incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000

3.16 Second Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February
          6, 1998 (File No. 333-45751)

3.17      Certificate of Merger of Netphonic Communications, Inc. into the
          Company is incorporated by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999 (File No. 333-71781)

3.18 Certificate of Amendment to Certificate of Incorporation is incorporated by reference to Appendix A to the Company's Preliminary
          Proxy filed with the Securities and Exchange Commission on May 2, 2000

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

4.4 Form of Common Stock Purchase Warrant issued to investors pursuant to the Preferred Stock Investment Agreement dated March 3, 1998 is incorporated by reference to Exhibit 4.3 to the Company's Registration
          Statement on Form S-3 filed with the Securities and Exchange
          Commission on May 1, 1998 (File No. 333-51685)

4.5(1)    Patent License Agreement by and between Registrant and Microsoft
          Corporation dated February 27, 1998 is incorporated by reference to
          Exhibit 4.6 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June
          5, 1998 (File No. 333-51685)

4.6       Covenant Not to Sue by and between Registrant and Microsoft
          Corporation dated February 27, 1998 is incorporated by reference to
          Exhibit 4.7 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June
          5, 1998 (File No. 333-51685)

4.7 Voting and Waiver Agreement by and among the Registrant and holders of the Registrant's Series C Convertible Preferred Stock dated October
          22, 1998 is incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1998

4.8 Securities Purchase Agreement by and among the Registrant and the Institutional Investors dated June 24, 1998 is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 1998

4.9 Registration Rights Agreement by and among the Registrant and the Institutional Investors dated June 24, 1998 is incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 1998

4.10 Form of Warrant issued to the Institutional Investors pursuant to the Securities Purchase Agreement dated June 24, 1998 is incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 1998

4.11 Securities Purchase Agreement, dated as of March 30, 1999, by and among the Company and the buyers listed on the Schedule of Buyers thereto is incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 1999

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
4.12      Form of Warrant issued to holders of the Series D Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.2 to the
          Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on April 2, 1999

4.13      Registration Rights Agreement, dated as of March 30, 1999, among the
          Company and the holders of the Series D Convertible Preferred Stock is incorporated by reference to Exhibit 4.3 to the Company's Report on
          Form 8-K filed with the Securities and Exchange Commission on April 2,
          1999

4.14 Common Stock Investment Agreement, dated as of July 30, 1999, between the Company and Cripple Creek Securities, LLC is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 1999

4.15      Registration Rights Agreement, dated as of July 30, 1999, between the
          Company and Cripple Creek Securities, LLC is incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 1999

4.16 Exchange Agreement, dated as of September 9, 1999, among the Company and the investors listed on the Schedule of Investors thereto is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

4.17      Amendment #1 to Registration Rights Agreement, dated as of June 25,
          1999 among the Company and the holders of Series D Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.5 to the Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on September 10, 1999

4.18      Amendment #2 to Registration Rights Agreement, dated as of July 9,
          1999 among the Company and the holders of Series D Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.6 to the Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on September 10, 1999

4.19      Amendment #3 to Registration Rights Agreement, dated as of July 23,
          1999 among the Company and the holders of Series D Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.7 to the Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on September 10, 1999

4.20      Amendment #4 to Registration Rights Agreement, dated as of August 6,
          1999 among the Company and the holders of Series D Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.8 to the Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on September 10, 1999

4.21 Waiver Agreement, dated as of September 9, 1999, among the Company and the stockholders listed on the Schedule of Stockholders thereto is incorporated by reference to Exhibit 4.9 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1999

4.22      Amendment #1 to the Common Stock Investment Agreement, dated as of
          July 30, 1999, between the Company and Cripple Creek Securities, LLC, is incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999

4.23      Series G Preferred Stock and Warrant Purchase Agreement dated November
          9, 1999 between the Company and General Motors Corporation, by and through its OnStar Division, is incorporated by reference to Exhibit
          4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2000

4.24      Letter Agreement dated as of December 9, 1999 between the Company and
          General Motors Corporation is incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2000

4.25      Form of Warrant for the Purchase of Shares of Series G Convertible
          Preferred Stock is incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on February 2, 2000

4.26      Registration Rights Agreement dated November 9, 1999 between the
          Company and General Motors Corporation, by and through its OnStar
          Division, is incorporated by reference to Exhibit 4.4 to the Company's
          Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2000

4.27      Amendment No. 2 to the Common Stock Investment Agreement dated March
          10, 2000 between the Company and Cripple Creek Securities, LLC, is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March
          14, 2000

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
4.28      Change of Control Plan and Summary Plan Description is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000

4.29 Securities Purchase Agreement, dated as of March 29, 2000, by and among the Company and the investors listed on the Schedule of Buyers attached thereto is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on March 31, 2000

4.30 Conversion Agreement, dated as of March 29, 2000, by and among the Company and the investors signatory thereto is incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000

4.31 Registration Rights Agreement, dated as of March 29, 2000, by and among the Company and the investors signatory thereto is incorporated by reference to Exhibit 4.4 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2000

4.32 Form of Warrant to Purchase Common Stock of General Magic issued to investors pursuant to the Preferred Stock Investment Agreement dated
          March 29, 2000 is incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K/A filed with the Securities and Exchange
          Commission on August 10, 2000

4.33      Form of Warrant to Purchase Common Stock of General Magic issued to
          Ladenburg Thalmann &Co., Inc. is incorporated by reference to Exhibit
          D to Exhibit 1.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2000

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

10.6      Sublease between ARGOSystems, Inc. and the Company dated April 12,
          1994 for 420 N. Mary Avenue, Sunnyvale, California is incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February
          9, 1995 (File No. 33-87164)

10.7 Amendment No. 1 and Partial Termination of Sublease Agreement between the Company and ArgoSystems, Inc. dated April 1, 1997 is incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998

10.8      Amendment No. 2 to Sublease Agreement between the Company and
          ArgoSystems, Inc. dated January 1, 1998 is incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998

10.9      Lease Agreement dated February 20, 1998 between Aetna Life Insurance
          Company, as Landlord, and Classifieds2000, Inc., as Tenant is
          incorporated by reference to Exhibit 10.20 to the Company's Report on
          Form 10-Q filed with the Securities and Exchange Commission on May 17,
          1999

10.10     Consent to Subletting dated December 7, 1998 between Aetna Life
          Insurance Company, as Landlord, Classifieds2000, Inc., as Tenant, and the Company, as Subtenant, is incorporated by reference to Exhibit
          10.21 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
10.11     Sublease dated December 4, 1998 between Classifieds2000, Inc., as
          Sublandlord, and the Company, as Subtenant, under Master Lease dated
          February 20, 1998 between Aetna Life Insurance Company and
          Classifieds2000, Inc., is incorporated by reference to Exhibit 10.22 to the Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on May 17, 1999

10.12     Sub-Sublease dated December 3, 1999 between the Company, as
          Sub-Sublessor, and Avcom Technologies, Inc., as Sub-Sublessee is incorporated by reference to Exhibit 10.17 to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March
          30, 2000

10.13     Consent to Sub-Subletting dated December 15, 1999, among Aetna Life
          Insurance Company, as Landlord, the Company, as Sub-Sublandlord, and
          Avcom Technologies, Inc., as Sub-Subtenant is incorporated by reference to Exhibit 10.18 to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

10.14(2)  License Agreement dated April 30, 1998 between the Company and Portal
          Information Network, Inc., as amended, is incorporated by reference to
          Exhibit 10.24 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999

10.15(2)  Prototype Development Agreement dated March 3, 1997 between the
          Company and Nuance Communications, as amended, is incorporated by reference to Exhibit 10.25 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999

10.16(2)  Development and License Agreement dated May 12, 1997 between the
          Company and Starfish Software, Inc. is incorporated by reference to
          Exhibit 10.26 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999

10.17(2) Software License and Services Agreement dated October 6, 1997 between the Company and Oracle Corporation, as amended, is incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999

10.18(2) Master Agreement for Internetworking Services dated September 4, 1998 between the Company and GTE Internetworking Incorporated, as amended, is incorporated by reference to Exhibit 10.29 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May
          17, 1999

10.19(2) Flagship License Agreement dated March 31, 1998 between the Company and Isocor, as amended, is incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999

10.20(3) Unified Messaging Services Agreement dated as of April 28, 1999 between the Company and Excite, Inc. is incorporated by reference to
          Exhibit 10.35 to the Company's Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 23, 1999

10.21(3)  Amended License Agreement dated as of March 31, 1999 between the
          Company and Fonix/ Acuvoice, Inc. is incorporated by reference to
          Exhibit 10.36 to the Company's Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 23, 1999

10.22(4)  Development and License Agreement, dated November 9, 1999, between the
          Company and General Motors Corporation, by and through its OnStar
          Division, is incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed with the Securities and Exchange
          Commission on February 2, 2000

10.23     Letter Agreement between the Company and Steven Markman dated
          September 12, 1996 is incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998

10.24     Letter Agreement between the Company and Linda A. Hayes dated August
          7, 1997 is incorporated by reference to Exhibit 10.15 to the Company's
          Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998

10.25     Letter Agreement between the Company and Rose M. Marcario dated
          October 15, 1999 is incorporated by reference to Exhibit 10.40 to the Company's Report on Form 10-K filed with the Securities and Exchange
          Commission on March 30, 2000

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
10.26     Letter Agreement dated October 5, 2000 between the Company and Steven
          Markman is incorporated by reference to Exhibit 10.2 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000

10.27 2000 Stock Option Plan is incorporated by reference to Appendix B to the Company's Preliminary Proxy filed with the Securities and Exchange
          Commission on May 5, 2000

10.28     Letter Agreement dated September 7, 2000 between the Company and
          Ladenburg Thalmann & Co., Inc. is incorporated by reference to Exhibit
          1.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2000

10.29 Form of Indemnity Agreement for Officers and Directors of the Company is incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May
          15, 2000

10.30 Letter Agreement with Paula Skokowski dated April 20, 2000 is incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August
          14, 2000

10.31 Letter Agreement with Dennis Kilian dated June 20, 2000 is incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August
          14, 2000

10.32 Letter Agreement with Linda A. Hayes dated May 25, 2000 is incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August
          14, 2000

10.33     Letter Agreement between the Company and Dennis Kilian dated February
          28, 2001

10.34     Letter Agreement between the Company and Danny B. Lange dated February
          28, 2001

10.35     Letter Agreement between the Company and Adriana G. Chiocchi dated
          February 28, 2001

10.36     2000 Nonstatutory Stock Option Plan

10.37(5)  Amendment dated March 30, 2000 to Flagship License Agreement dated
          March 31, 1998 between the Company and Isocor

10.38(5)  Amendment dated August 11, 1999 to Flagship License Agreement dated
          March 31, 1998 between the Company and Isocor

23.1      Consent of Independent Auditors

24.1      Power of Attorney (See signature page)

- --------------

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

(5) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on April 2, 2001