Form 10-Q
period 2001-03-31
GENERAL MAGIC INC
filed 2001-05-15
CIK 933524

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

      67,876,318 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 26, 2001.

================================================================================

                               GENERAL MAGIC, INC.

                            FORM 10-Q, MARCH 31, 2001

                                    CONTENTS

ITEM NUMBER                                                                  PAGE
-----------                                                                  ----
                          PART I: FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)

            a. Condensed Consolidated Balance Sheets - March 31, 2001 and
               December 31, 2000                                               3

            b. Condensed Consolidated Statements of Operations -
               Three-Month periods ended March 31, 2001 and 2000               4

            c. Condensed Consolidated Statements of Cash Flows -
               Three-Month periods ended March 31, 2001 and 2000               5

            d. Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        23

                           PART II: OTHER INFORMATION

Item 1.     Legal Proceedings                                                 24

Item 2.     Changes in Securities and Use of Proceeds                         24

Item 3.     Defaults Upon Senior Securities                                   24

Item 4.     Submission of Matters to a Vote of Security Holders               24

Item 5.     Other Information                                                 24

Item 6.     Exhibits and Reports on Form 8-K                                  24

Signatures                                                                    25

Exhibits                                                                      26

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

                               GENERAL MAGIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                        MARCH 31,      DECEMBER 31,
                                                                                        ---------      ------------
                                                                                           2001            2000
                                                                                        ---------      ------------
Current assets:
  Cash and cash equivalents ......................................................      $  11,984       $  12,344
  Short-term investments .........................................................          5,268           6,700
  Accounts Receivable ............................................................          1,116           1,924
  Other current assets ...........................................................            556             747
                                                                                        ---------       ---------
      Total current assets .......................................................         18,924          21,715
                                                                                        ---------       ---------
Property and equipment, net ......................................................          7,343           8,761
Other assets .....................................................................            470             497
                                                                                        ---------       ---------
      Total assets ...............................................................      $  26,737       $  30,973
                                                                                        =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................      $     861       $   1,888
  Accrued expenses ...............................................................          3,095           3,763
  Deferred revenue and other current liabilities .................................             50             280
                                                                                        ---------       ---------
      Total current liabilities ..................................................          4,006           5,931
Other long-term liabilities ......................................................          2,089           2,161
                                                                                        ---------       ---------
      Total liabilities ..........................................................          6,095           8,092
Commitments
Redeemable, convertible Series D preferred stock, $0.001 par value
  Stated at involuntary liquidation preference;
  Authorized: 2 shares; issued and outstanding:  2001 -- 0; 2000 -- 0 ............      $   2,046       $   2,023

Stockholders' equity:
Convertible preferred stock, $0.001 par value
  Authorized: 482 shares; issued and outstanding:
    2001 -- 55; 2000 -- 55 .......................................................              2               2

Common stock, $0.001 par value; authorized: 150,000 shares;
  Issued and outstanding: 2001 -- 67,481; 2000 -- 64,861 .........................             67              65
  Additional paid-in capital .....................................................        339,509         334,544
  Accumulated other comprehensive loss ...........................................              1              (3)
  Accumulated deficit ............................................................       (320,780)       (313,547)
                                                                                        ---------       ---------
                                                                                           18,799          21,061
  Less treasury stock, at cost: 2001 -- 46; 2000 -- 46 ...........................           (203)           (203)
                                                                                        ---------       ---------
      Total stockholders' equity .................................................         18,596          20,858
                                                                                        ---------       ---------
                                                                                        $  26,737       $  30,973
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

                               GENERAL MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         THREE-MONTH PERIODS ENDED
                                                                                                  MARCH 31,
                                                                                         -------------------------
                                                                                           2001           2000
                                                                                         --------       --------
Revenues:
  Service revenue .................................................................      $  1,200       $  2,590
  Licensing revenue ...............................................................            16              6
                                                                                         --------       --------
      Total revenue ...............................................................         1,216          2,596
  Costs and expenses:
    Cost of revenue ...............................................................           524          1,171
    Network operations ............................................................         1,542          3,080
    Research and development ......................................................         1,453          2,130
    Selling, general and administrative ...........................................         3,611          7,053
    Depreciation and amortization .................................................         1,450          1,484
                                                                                         --------       --------
      Total costs and expenses ....................................................         8,580         14,918
                                                                                         --------       --------
Loss from operations ..............................................................        (7,364)       (12,322)
Other income, net .................................................................           264            279
                                                                                         --------       --------
Loss before income taxes ..........................................................        (7,100)       (12,043)
Income taxes ......................................................................             1             20
                                                                                         --------       --------
      Net loss ....................................................................      $ (7,101)      $(12,063)
                                                                                         --------       --------
Dividends on preferred stock ......................................................           (76)          (148)
Favorable redemption rights on warrants for Series H preferred stock ..............           (57)            --
Loss applicable to common stockholders ............................................      $ (7,234)      $(12,211)
                                                                                         ========       ========
Basic and diluted loss per share ..................................................      $  (0.11)      $  (0.26)
                                                                                         ========       ========
Shares used in computing per share amounts ........................................        66,904         47,872
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

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE-MONTH PERIODS ENDED
                                                                                                  MARCH 31,
                                                                                         -------------------------
                                                                                           2001           2000
                                                                                         --------       --------
Cash flows from operating activities:
Net loss                                                                                 $ (7,101)      $(12,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                               1,450          1,484
Disposition of property and equipment                                                           4              9
Compensation expense associated with stock options                                             (1)           154
Deferred revenue                                                                             (230)        (2,457)

Changes in items affecting operations:
Other current assets                                                                          999            (87)
Accounts payable and accrued expenses                                                      (1,768)           114
                                                                                         --------       --------
Net cash used in operating activities                                                      (6,647)       (12,846)
                                                                                         --------       --------

Cash flows from investing activities:
Purchases of short-term investments                                                        (1,568)        (5,717)
Proceeds from sales and maturities of short-term investments                                3,000          2,000
Purchases of property and equipment                                                            (9)          (696)
Other assets                                                                                   --           (193)
                                                                                         --------       --------
Net cash provided by (used in) investing activities                                         1,423         (4,606)
                                                                                         --------       --------

Cash flows from financing activities:
Proceeds from sale of common stock and warrants                                             4,859          3,418
Proceeds from exercise of Series E warrant                                                     --          1,000
Other long-term liabilities                                                                     5            368
                                                                                         --------       --------
Net cash provided by financing activities                                                   4,864          4,786
                                                                                         --------       --------
Net decrease in cash and cash equivalents                                                    (360)       (12,666)
                                                                                         --------       --------
Cash and cash equivalents, beginning of period                                             12,344         23,045
                                                                                         --------       --------
Cash and cash equivalents, end of period                                                 $ 11,984       $ 10,379
                                                                                         ========       ========

Supplemental disclosures of cash flow information:
Income taxes paid during the period                                                             1             20

Non-cash investing and financing activity:
Preferred stock dividends                                                                      76            148
Favorable redemption rights on warrants for Series H preferred stock                           57             --
Conversion of Series D preferred stock into common stock                                       --          6,155
Conversion of Series F preferred stock into common stock                                       --          3,326
Conversion of Series E preferred stock into common stock                                       --          2,490
Exercise of Series E warrant                                                                   --          1,000

The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for the fair presentation of financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000, including notes thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on April 2, 2001.

      The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results expected for the current year or any other period.

      The Company expects that its cash, cash equivalents and short-term investment balances of $17.3 million as of March 31, 2001, along with cash expected to be available under the Company's equity line arrangement and the Ladenburg Thalmann agreement will be adequate to fund the Company's operations through the year 2001. As of April 30, 2001 the Company has cash, cash equivalents and short-term investment balances of $16.0 million. However, there are a number of conditions and limitations on the Company's right to draw down under the equity line and Ladenburg Thalmann is not obligated to purchase any of the Company's shares. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice application services and products; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees and other revenue from its products and services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services.

      The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if we fail to meet the requirements of the documents governing each, including, in the case of the Series D and Series F preferred stock, the requirement that our common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive trading days and thereafter does not trade at or above $1.00 for at least 10 consecutive trading days in the 90 business day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. The closing price for our common stock has been below $1.00 ten times between April 9, 2001 and April 26, 2001. As of April 26, 2001, 186 shares of Series D preferred stock, 428 shares of the Series F preferred stock and 580 shares of the Series H preferred stock were outstanding. The redemption value of these shares could total as much as approximately $21.0 million. If we were required to redeem these shares, such payments would significantly deplete our cash balance, which could materially and adversely affect our financial condition. In addition, such a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

      A summary of property and equipment follows (in thousands):

                                                MARCH 31,    DECEMBER 31,
                                                  2001           2000
                                                ---------    ------------
            Network operations center           $ 14,554       $ 14,926
            Office equipment and computers         6,914          6,659
            Furniture and fixtures                 2,231          2,230
            Leasehold improvements                 1,438          1,425
                                                --------       --------
                                                  25,137         25,240
            Less accumulated depreciation
               and amortization                  (17,794)       (16,479)
                                                --------       --------
                                                $  7,343       $  8,761
                                                ========       ========

ACCRUED EXPENSES

      A summary of accrued expenses follows (in thousands):

                                                MARCH 31,    DECEMBER 31,
                                                  2001           2000
                                                ---------    ------------
            Employee compensation                 $1,527         $2,228
            Other                                  1,568          1,535
                                                  ------         ------
                                                  $3,095         $3,763
                                                  ======         ======

TOTAL OTHER INCOME (EXPENSE), NET

      A summary of other income (expense) follows (in thousands):

                                                  THREE-MONTH PERIOD ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                    2001           2000
                                                    ----           ----
            Interest income                         $265           $280
            Other                                     (1)            (1)
                                                    ----           ----
            Total other income (expense), net       $264           $279
                                                    ====           ====

NEW PRONOUNCEMENTS

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other derivatives, and for hedging activities. The adoption of SFAS 133 has not had a material effect on the Company's consolidated financial position or results of operations.

NOTE 3: COMPREHENSIVE LOSS

      There were no material differences between the Company's comprehensive loss and net loss for the periods presented.

NOTE 4: NET LOSS PER SHARE (in thousands)

      Basic and diluted loss per share are computed by dividing loss available to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Since the Company has had net losses for all periods presented, basic and diluted loss per share are equal. The computation of diluted loss per share does not include common stock issuable upon the exercise of outstanding options or warrants or upon the conversion of outstanding preferred stock as the impact would have been antidilutive for the periods presented. Stock options and warrants outstanding and preferred stock convertible to common stock are as follows:

                                                                                                    MARCH 31,
                                                                                               ------------------
                                                                                                2001        2000
                                                                                               ------      ------
Stock options                                                                                   8,407       6,157
Warrants for the purchase of common stock                                                       5,905       3,882
Shares of common stock issuable upon conversion of Series A preferred stock                        --       3,629
Shares of common stock issuable upon conversion of Series D preferred stock                     1,844       2,488
Shares of common stock issuable upon conversion of Series E preferred stock                        --         921
Shares of common stock issuable upon conversion of Series F preferred stock                     5,184       4,001
Shares of common stock issuable upon conversion of Series G preferred stock                     8,907       8,907
Shares of common stock issuable upon conversion of Series H Preferred stock                       990          --
                                                                                               ------      ------
                                                                                               31,237      29,985
                                                                                               ======      ======

NOTE 5: PREFERRED STOCK

      On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash less offering expenses to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each share of Series D preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series D preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series F, Series G and Series H preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.084 (the "Series D Conversion Price"). The Series D Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series D Reset Price") if the Series D Reset Price is less than the then-effective Series D Conversion Price. The Series D Conversion Price reset effective March 31, 2001.

      On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F Convertible Preferred Stock. Each share of

Series F preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series F preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series D, Series G and Series H preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $0.887 (the "Series F Conversion Price"). The Series F Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series F Reset Price") if the Series F Reset Price is less than the then-effective Series F Conversion Price. The Series F Conversion Price reset effective March 31, 2001.

Preferred stock outstanding is as follows:

                                        March 31,
                                        ---------
                                   2001            2000
                                   ----            ----
Series A preferred stock                -         50,000
Series B preferred stock                -              -
Series C preferred stock                -              -
Series D preferred Stock              186            399
Series E preferred Stock                -            350
Series F preferred Stock              428            525
Series G preferred Stock            1,500          1,500
Series H preferred Stock              580              -

      Adjustments to accumulated deficit of approximately $133 thousand were recorded in the three-month period ended March 31, 2001 related to dividends on preferred stock and favorable redemption rights on warrants for the Series H preferred stock for the period. Adjustments to accumulated deficit of approximately $148 thousand were recorded in the three-month period ended March 31, 2000 related to dividends on preferred stock.

NOTE 6: COMMITMENTS

PURCHASE COMMITMENTS

      In April 1998, the Company entered into an agreement with Qwest Communications International, Inc. to purchase telecommunications services at fixed prices for an initial term of three years. The Company was obligated to purchase $13 million in telecommunications services during the three-year period ending April 30, 2001, of which $5.09 million had been purchased as of March 31, 2001. Based on the terms of the contract, Qwest's level of performance under the contract, and the Company's discontinuation of the myTalk service, the Company renegotiated the terms of the contract in September 2000. The resulting amendment to the agreement revises the total purchase commitment to $5.1 million over the same three-year term.

NOTE 7: SEGMENT REPORTING

      The Company's operating segments are defined as components of the enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company operates in a single operating segment, voice application services. Total revenue for the three-month periods ended March 31, 2001 and 2000, was related to voice application services.

      For the three-month period ended March 31, 2001, revenue from one major customer accounted for 94% of total revenue.

NOTE 8: SUBSEQUENT EVENT

      Following the December 31, 2000, resignation of Dr. Markman as Chief Executive Officer and President of the Company, Dr. Markman served as the Company's Chairman of the Board. Dr. Markman resigned as an officer and director of the Company effective April 20, 2001. Dr. Markman received his regular salary and benefits through May 4, 2001. The Company is finalizing a letter agreement with Dr. Markman amending his September 12, 1996 Employment Agreement with the Company (the "Employment Agreement"). Pursuant to the letter agreement, the Company will pay Dr. Markman a total of $350,000, payable in two installments of $175,000 each, less applicable payroll taxes, on May 18, 2001 and July 13, 2001, respectively, in lieu of any and all cash payments otherwise due under the Employment Agreement. In consideration therefor, the Company granted Dr. Markman an option to purchase an aggregate of 685,000 shares of the Company's common stock. Dr. Markman will continue to provide services to the Company as a founding member of the Company's Industry Advisory Board.

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

      Our principal target market is businesses that desire to offer automated voice access to information and services over the telephone. The growth of Internet users and mobile phone users is fueling the demand for mobile access to information. Through our magicTalk voice platform, we offer enterprises the opportunity to leverage investments in Internet infrastructure and extend their reach to new and existing customers. With years of experience developing voice applications, most recently completing the development and deployment of the OnStar Virtual Advisor, we have demonstrated the capabilities of our magicTalk voice platform to meet the requirements of large-scale applications. Our open standards-based voice platform and patented personality-rich voice user interface design features and methodology provide the foundation for our products and services.

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

      Although we made significant progress in 2000 in our strategy to develop and market voice application services and products, we are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; achieve market acceptance for our voice application services and products; establish and maintain relationships with businesses with high volume customer interactions; establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our services and products to permit us to operate profitably; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

RESULTS OF OPERATIONS

      For the three-month period ended March 31, 2001, the Company incurred a net loss of $7.1 million, or $0.11 per share, compared to a net loss of $12.1 million, or $0.26 per share, for the three-month period ended March 31, 2000. The net loss per share applicable to stockholders for the three-month period ended March 31, 2001, included the net loss for the period and $133 thousand in adjustments to accumulated deficit related to dividends on preferred stock and favorable redemption rights on warrants for the Series H preferred stock during the period. The net loss per share applicable to stockholders for the three-month period ended March 31, 2000, included the net loss for the period and $148 thousand in adjustments to accumulated deficit related to dividends on preferred stock.

TOTAL REVENUE

      Total revenue for the three-month period ended March 31, 2001, was $1.2 million compared to $2.6 million for the three-month period ended March 31, 2000. Total revenue consists primarily of development fees for the Virtual Advisor for OnStar and subscription fees for the Portico service. The Company expects to recognize revenue related to the OnStar development and hosting agreements and other customers through fiscal year 2001. These revenues include development fees, licensing fees, hosting fees, professional services fees, and support fees. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

COST OF SERVICE REVENUE

      Cost of service revenue for the three-month period ended March 31, 2001, was $524 thousand compared to $1.2 million for the three-month period ended March 31, 2000. Cost of service revenue consists of costs related to the development and support of the Virtual Advisor for OnStar.

NETWORK OPERATIONS

Network operations expense for the three-month period ended March 31, 2001, was $1.5 million compared to $3.1 million for the three-month period ended March 31, 2000. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support, access costs associated with the telephony and data network, and royalties paid to software and content providers. The decrease for the three-month period ended March 31, 2001 compared to the same period ended March 31, 2000, was due primarily to the discontinuation of the myTalk service and subsequently, the reduction of the associated telecommunications charges. The Company expects network operations expense to increase slightly through 2001 as it maintains network infrastructure to support its hosting capacity.

RESEARCH AND DEVELOPMENT

      Research and development expense for the three-month period ended March 31, 2001, was $1.5 million, compared to $2.1 million for the three-month period ended March 31, 2000. The decrease for the three-month period ended March 31, 2001, compared to the three-month period ended March 31, 2000, was due to reduced spending on outside consultants and a decrease in headcount. The Company expects research and development expenses to increase slightly through the remainder of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expense for the three-month period ended March 31, 2001, was $3.6 million, compared to $7.1 million for the three-month period ended March 31, 2000. The selling, general and administrative expense for the three-month period ended March 31, 2001 compared to the same period ended March 31, 2000 has decreased due to a decrease in headcount and reduced marketing and advertising expenses associated with the discontinuation of the myTalk service.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense for the three-month period ended March 31, 2001 was $1.5 million, compared to $1.5 million for the three-month period ended March 31, 2000. The Company expects depreciation and amortization expense to increase slightly through the remainder of 2001 as the network operations center continues to support hosting capacity.

TOTAL OTHER INCOME (EXPENSE), NET

      The Company had other income of $264 thousand in the three-month period ended March 31, 2001, and other income of $279 thousand in the three-month period ending March 31, 2000. Other income consisted primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $17.3 million as of March 31, 2001, down $1.7 million from $19.0 million as of December 31, 2000.

      The Company expects that its cash, cash equivalents and short-term investment balances of $17.3 million as of March 31, 2001, along with cash expected to be available under the Company's equity line arrangement and the Ladenburg Thalmann agreement will be adequate to fund the Company's operations through the year 2001. As of April 30, 2001 the Company has cash, cash equivalents and short-term investment balances of $16.0 million. However, there are a number of conditions and limitations on the Company's right to draw down under the equity line and Ladenburg Thalmann is not obligated to purchase any of the Company's shares. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice application services and products; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees and other revenue from its products and services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services.

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

      During the first quarter of 2001, the Company sold 2,581,699 shares of common stock under the agreement with Ladenburg Thalmann at a weighted average sales price of $1.937 yielding $4.8 million net cash after expenses and fees of $205,556. As of April 26, 2001, the Company has sold an aggregate of 6,606,177 shares of common stock under the agreement with Ladenburg Thalmann. In consideration of the financing arrangement, the Company has paid to Ladenburg Thalmann a $35,000 non-accountable expense allowance, issued Ladenburg Thalmann a warrant to purchase 100,000 shares of the Company's common stock at a strike price of $8.6767 and agreed to indemnify Ladenburg Thalmann against certain underwriter's liabilities under the Securities Act of 1933, as amended. The Company also issued a warrant to Paul Revere for 200,000 shares with an exercise price of $1.75 per share. See Part II Item 2.

      The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if we fail to meet the requirements of the documents governing each, including, in the case of the Series D and Series F preferred stock, the requirement that our common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive trading days and thereafter does not trade at or above $1.00 for at least 10 consecutive trading days in the 90 business day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. The closing price for our common stock has been below $1.00 ten times between April 9, 2001 and April 26, 2001. As of April 26, 2001, 186 shares of Series D preferred stock, 428 shares of the Series F preferred stock and 580 shares of the Series H preferred stock were outstanding. The redemption value of these shares could total as much as approximately $21.0 million. If we were required to redeem these shares, such payments would significantly deplete our cash balance, which could materially and adversely affect our financial condition. In addition, such a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

      In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under seven of these agreements, and is subject to the following obligations under the remaining agreement. The Company has agreed to refund a licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of March 31, 2001, this obligation was classified in other long term liabilities. The Company does not expect the second licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

      Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of March 31, 2001, the Company had an accumulated deficit of $313.7 million, with a net loss of $7.1 million for the quarter ended March 31, 2001. The Company expects to incur significant losses for approximately the next fifteen months.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

      Since our inception, we have incurred significant losses, including a loss of $7.1 million for the quarter ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of $320.8 million. We expect to have net losses and negative cash flow for at least the next fifteen months. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application products, services and technologies and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain profitability, the price of our stock may decline substantially.

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

      Effective July 30, 1999, we entered into a common stock investment agreement with an institutional investor providing for an equity line.
The common stock investment agreement permits us to require the investor to purchase from time to time an aggregate of up to $20,000,000 of our common stock in increments of up to $5,000,000 of which, as of April 26, 2001, we have drawn down $250,000. In addition, the investor has the right to purchase, in its sole discretion, up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. On March 10, 2000, we agreed to amend the common stock investment agreement to provide the institutional investor with the option to purchase additional shares of our common stock equal to up to 100% of the amount specified in our put notice to the investor. The aggregate amount of the equity line, however, was not increased by this amendment. There are numerous conditions on our right to draw down under the equity line, including that the closing bid price of our common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that our common stock is listed on the American Stock Exchange, Inc. ("AMEX"), the New York Stock Exchange ("NYSE"), The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth ( 1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999 and has been less than $2.062 again in December of 2000 and January, February, March and April of 2001. It is uncertain that we will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of our common stock and the investor's percentage ownership of General Magic.

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

      Ladenburg Thalmann is not committed to purchase any of our securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase our securities. We, in turn, are not obligated to sell any of our securities to any prospective purchaser successfully identified by Ladenburg Thalmann. From November 29, 2000 through April 26, 2001, we consummated sales of 6,606,177 shares of our common stock to institutional investors identified by Ladenburg Thalmann for an aggregate purchase price of $13,640,924. This includes an agreement entered into on March 30, 2001 with an institutional investor, pursuant to which the investor agreed to purchase, on a firm commitment basis, $2,000,000 of our common stock.

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

      In the first quarter of 2001, we derived approximately 94% of our total revenues from a single customer, the OnStar subsidiary of General Motors Corporation. Any delay in the continuing deployment of the OnStar Virtual Advisor service, developed and deployed by General Magic in our network operations center, or in the expected rate of customer adoption of the service, could result in revenues and operating results for any quarter that are lower than projected. OnStar is not contractually obligated to purchase further development services from us, or to extend the services contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its services agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. Our dependence on OnStar makes it difficult to forecast quarterly operating results, which could cause our stock price to be volatile or to decline.

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

      The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if we fail to meet the requirements of the documents governing each, including, in the case of the Series D and Series F preferred stock, the requirement that our common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive trading days and thereafter does not trade at or above $1.00 for at least 10 consecutive trading days in the 90 business day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. The closing price for our common stock has been below $1.00 ten times between April 9, 2001 and April 26, 2001. As of April 26, 2001, 186 shares of Series D preferred stock, 428 shares of the Series F preferred stock and 580 shares of the Series H preferred stock were outstanding. The redemption value of these shares could total as much as approximately $21.0 million. If we were required to redeem these shares, such payments would significantly deplete our cash balance, which may materially and adversely affect our financial condition. In addition, such a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption.

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

GENERAL ECONOMIC CONDITIONS MAY DELAY CUSTOMER ADOPTION OF VOICE APPLICATIONS AND SERVICES.

      Our products may assist customers in leveraging existing investments in web-based infrastructure and hosted services, and in reducing the total cost of call center and other labor intensive applications. However, unfavorable economic conditions may cause businesses to reduce capital expenditures on adoption of new technologies, including voice-driven applications and services. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, our results of operations and financial condition may be adversely affected.

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

      We intend to hire additional personnel, including sales and business development personnel, to support our business. Competition for these individuals is keen, especially in the San Francisco Bay Area. We may not be able to attract, assimilate or retain additional highly qualified personnel. In addition, we rely upon the continued performance and services of our existing employees, including key managerial, technical, operational, sales and marketing personnel. Our failure to attract, integrate, motivate and retain additional employees or to motivate and retain existing employees could harm our business.

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

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

      As of April 26, 2001, we have 186 shares of Series D preferred stock, 428 shares of Series F preferred stock, 1,500 shares of Series G preferred stock and 580 shares of Series H preferred stock outstanding, all of which are convertible into common stock. In addition, we have outstanding a warrant to purchase up to an additional 500 shares of Series G preferred stock and warrants to purchase an aggregate, as of April 26, 2001, of 2,956,832 shares of common stock outstanding. We also have an equity line arrangement under which we could issue up to $25,750,000 in common stock and an agreement with Ladenburg Thalmann pursuant to which we may raise up to an additional $31,359,076 upon the sale of our common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, drawdowns under the equity line arrangement, or in the event we elect to raise additional capital pursuant to the Ladenburg Thalmann agreement. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock, upon exercise of the warrants issued in connection with the Series B, Series C and Series D preferred stock transactions, and pursuant to the equity line arrangement, and the Ladenburg Thalmann arrangement depends in part on future prices of our common stock on The Nasdaq National Market. The number of shares of common stock issued pursuant to the equity line arrangement depends on the prices of common stock on The Nasdaq National Market shortly before the date of issuance and sale. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock, exercise of the warrants issued in connection with the Series B, Series C, Series D, and Series H preferred stock, drawdowns under the equity line, and sales of common stock pursuant to the Ladenburg Thalmann agreement will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the price of our common stock to decrease further. A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. Our board of directors may authorize issuance of up to 427,101 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

      The market price of our common stock has been extremely volatile. From January 1, 2000 to April 25, 2001, the closing price of our common stock has varied significantly from a high of $17.313 to a low of $0.86 per share. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our products or services, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

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

                           Part II: Other Information

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On March 29, 2001, the Company issued to Paul Revere Capital Partners, Ltd. ("Paul Revere") an unregistered warrant to purchase 200,000 shares of the Company's common stock at a strike price of $1.75 per share as a commitment fee for Paul Revere's agreement to purchase $2,000,000 of the Company's common stock. The warrant was issued in reliance on the exemption from registration granted by Rule 506 of Regulation D. In connection with the issuance of the warrant, Paul Revere warranted to the Company that Paul Revere (a) is an "accredited investor," (b) acquired the warrant for its own account for investment and not with a view to, or for sale in connection with, any distribution thereof, nor with any present intention of distributing or selling the same, except as otherwise may be permitted under applicable securities laws, and (c) was not organized specifically for the purpose of investing in the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits have been filed with this report:

EXHIBIT
NUMBER                  DESCRIPTION
-------                 ----------
            None

      (b)(i) A report on Form 8-K was filed on January 4, 2001, to report under
         Item 5, Other Events, the filing of a press release announcing that Kathleen M. Layton replaced Steven Markman as its Chief Executive Officer and President.

         (ii) A report on Form 8-K/A was filed on February 21, 2001, to report under Item 5, Other Events, the filing of a press release announcing a reduction in the Company's workforce of approximately twenty percent.

         (iii) A report on Form 8-K was filed on February 23, 2001, to report under Item 5, Other Events, the filing of a press release announcing that the Company completed delivery of the initial feature set of the OnStar Virtual Advisor.

         (iv) A report on Form 8-K was filed on March 8, 2001, to report under
         Item 5, Other Events, the filing of a press release announcing the Company's operating results for the fourth quarter and fiscal year ended December 31, 2000.

         (v) A report on Form 8-K was filed on March 29, 2001, to report under
         Item 5, Other Events, the filing of a press release announcing the availability of the Company's VoiceXML-based magicTalk(TM) Voice Gateway.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2000                               /s/   KATHLEEN M. LAYTON
                                          -------------------------------------
                                          Name:  Kathleen M. Layton
                                          Title: President and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)

DATE: May 15, 2000                               /s/   ROSE M. MARCARIO
                                          -------------------------------------
                                          Name:  Rose M. Marcario
                                          Title: Senior Vice President and
                                                 Chief  Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)