Form 10-Q
period 2001-06-30
GENERAL MAGIC INC
filed 2001-08-14
CIK 933524

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   70,938,684 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of August 7, 2001.

================================================================================

                               GENERAL MAGIC, INC.
                            FORM 10-Q, MARCH 31, 2001
                                    CONTENTS



 ITEM
NUMBER                                                                                     PAGE
------                                                                                     ----
                                    PART I: FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             a.  Condensed Consolidated Balance Sheets - June 30, 2001 and
                 December 31, 2000                                                           3

             b.  Condensed Consolidated Statements of Operations - Three-Month
                 periods ended June 30, 2001 and 2000 and Six-Month periods
                 ended June 30, 2001 and 2000                                                4

             c.  Condensed Consolidated Statements of Cash Flows - Six-Month
                 periods ended June 30, 2001 and 2000                                        5

             d.  Notes to Condensed Consolidated Financial Statements                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                     24


                                     PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                              25

Item 2.      Changes in Securities and Use of Proceeds                                      25

Item 3.      Defaults Upon Senior Securities                                                25

Item 4.      Submission of Matters to a Vote of Security Holders                            25

Item 5.      Other Information                                                              25

Item 6.      Exhibits and Reports on Form 8-K                                               25

Signatures                                                                                  26

Exhibits                                                                                    27

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements


                               GENERAL MAGIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS


                                                                             JUNE 30,      DECEMBER 31,
                                                                              2001             2000
                                                                            ---------      ------------
Current assets:
 Cash and cash equivalents                                                  $  10,852       $  12,344
 Short-term investments                                                         4,796           6,700
 Accounts receivable                                                              686           1,924
 Other current assets                                                             348             747
                                                                            ---------       ---------
     Total current assets                                                      16,682          21,715
                                                                            ---------       ---------
Property and equipment, net                                                     6,045           8,761
Other assets                                                                      453             497
                                                                            ---------       ---------
     Total assets                                                           $  23,180       $  30,973
                                                                            =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                           $     987       $   1,888
 Accrued expenses                                                               3,882           3,763
 Deferred revenue and other current liabilities                                   158             280
                                                                            ---------       ---------
     Total current liabilities                                                  5,027           5,931
Other long-term liabilities                                                     2,017           2,161
                                                                            ---------       ---------
     Total liabilities                                                      $   7,044       $   8,092
                                                                            =========       =========
Commitments
Redeemable, convertible Series D preferred stock, $0.001 par value
Stated at involuntary liquidation preference;
Authorized: 2 shares; issued and outstanding: 2001 -- 0; 2000 -- 0          $   1,958       $   2,023
Stockholders' equity:
Convertible preferred stock, $0.001 par value
  Authorized: 482 shares; issued and outstanding: 2001 -- 2; 2000 -- 2              2               2
Common stock, $0.001 par value; authorized: 150,000 shares;
  Issued and outstanding: 2001 -- 70,918; 2000 -- 64,861                           71              65
 Additional paid-in capital                                                   342,879         334,544
 Less treasury stock, at cost: 2001 -- 46; 2000 -- 46                            (203)           (203)
 Accumulated other comprehensive loss                                              --              (3)
 Accumulated deficit                                                         (328,571)       (313,547)
                                                                            ---------       ---------
     Total stockholders' equity                                                14,178          20,858
                                                                            ---------       ---------
                                                                            $  23,180       $  30,973
                                                                            =========       =========


   The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                THREE-MONTH PERIODS ENDED      SIX-MONTH PERIODS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                -------------------------      -----------------------
                                                   2001           2000           2001           2000
                                                 --------       --------       --------       --------
Revenues:
 Service revenue .............................   $    967       $  2,258       $  2,167       $  4,848
 Licensing revenue ...........................         15              4             31             10
                                                 --------       --------       --------       --------
     Total revenue ...........................        982          2,262          2,198          4,858
 Costs and expenses:
   Cost of revenue ...........................        412          1,359            936          2,530
   Network operations ........................      1,510          2,948          3,052          6,028
   Research and development ..................      1,650          1,115          3,103          3,245
   Selling, general and administrative .......      3,971          4,771          7,582         11,824
   Depreciation and amortization .............      1,375          1,524          2,825          3,008
                                                 --------       --------       --------       --------
     Total costs and expenses ................      8,918         11,717         17,498         26,635
                                                 --------       --------       --------       --------
Loss from operations .........................     (7,936)        (9,455)       (15,300)       (21,777)
Other income net .............................        228            389            492            668
                                                 --------       --------       --------       --------
Loss before income taxes .....................     (7,708)        (9,066)       (14,808)       (21,109)
Income taxes .................................         --              6              1             26
                                                 --------       --------       --------       --------
     Net loss ................................   $ (7,708)      $ (9,072)      $(14,809)      $(21,135)
Dividends on preferred stock .................        (82)          (107)          (215)          (255)
Favorable conversion rights for
Series H preferred stock .....................         --         (7,366)            --         (7,366)
                                                 --------       --------       --------       --------
Loss applicable to common stockholders .......   $ (7,790)      $(16,545)      $(15,024)      $(28,756)
                                                 ========       ========       ========       ========
Basic and diluted loss per share .............   $  (0.11)      $  (0.32)      $  (0.22)      $  (0.58)
                                                 ========       ========       ========       ========
Shares used in computing per share amounts ...     69,270         52,007         68,093         49,966


  The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  SIX-MONTH PERIODS ENDED
                                                                          JUNE 30,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
Cash flows from operating activities:
Net loss ......................................................   $(14,809)      $(21,135)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization .................................      2,825          3,008
Loss on disposition of property and equipment .................         15             19
Compensation expense associated with stock options ............         (1)           253
Changes in items affecting operations:
Other current assets ..........................................      1,629           (224)
Accounts payable, accrued expenses and other liabilities ......       (927)        (2,391)
Deferred revenue ..............................................       (122)        (4,616)
                                                                  --------       --------
    Net cash used in operating activities .....................    (11,391)       (25,086)
                                                                  --------       --------

Cash flows from investing activities:
Purchases of short-term investments ...........................     (6,396)       (13,643)
Proceeds from sales and maturities of short-term investments ..      8,300          5,000
Purchases of property and equipment ...........................        (70)        (1,654)
Other assets ..................................................         --           (189)
                                                                  --------       --------
    Net cash provided by (used in) investing activities .......      1,834        (10,486)
                                                                  --------       --------

Cash flows from financing activities:
Proceeds from sale of common stock and warrants ...............      8,062          4,006
Proceeds from exercise of Series E warrant ....................         --          1,000
Proceeds from sale of Series H preferred stock ................         --         20,640
Other long-term liabilities ...................................          3            363
                                                                  --------       --------
    Net cash provided by financing activities .................      8,065         26,009
                                                                  --------       --------
Net decrease in cash and cash equivalents .....................     (1,492)        (9,563)
                                                                  --------       --------

Cash and cash equivalents, beginning of period ................     12,344         23,045
                                                                  --------       --------
Cash and cash equivalents, end of period ......................   $ 10,852       $ 13,482
                                                                  ========       ========
Supplemental disclosures of cash flow information:
Income taxes paid during the period ...........................   $      1       $     27

Non-cash investing and financing activity:
Preferred stock dividends .....................................   $    215       $    255
Conversion of Series D preferred stock into common stock ......        111          8,411
Conversion of Series F preferred stock into common stock ......         --          3,326
Conversion of Series E preferred stock into common stock ......         --          2,490
Exercise of Series E warrant ..................................         --          1,000
Conversion of Series H preferred stock into common stock ......         --         10,848
Beneficial conversion feature of Series H preferred stock .....         --          7,366


  The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1: BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) considered necessary for the fair presentation of financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000, including notes and accounting policies thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on April 2, 2001.

   The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results expected for the current year or any other period.

   The Company expects that its cash, cash equivalents and short-term investment balances of $15.6 million as of June 30, 2001, along with cash expected to be available under the Company's arrangement with Ladenburg Thalmann will be adequate to fund the Company's operations through the year 2001. As of August 7, 2001 the Company has cash, cash equivalents and short-term investment balances of $12.8 million. However, Ladenburg Thalmann is not obligated to purchase any of the Company's shares and there is no assurance that Ladenburg Thalman will be successful in its efforts to identify institutional investors to invest in the Company's debt securities. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice application services and products; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees and other revenue from its products and services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; the response of competitors to the Company's products and services; and the Series D and F redemption rights.

   The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if we fail to meet the requirements of the documents governing each.

   In the case of the Series D and Series F preferred stock, one of the requirements we must meet is that our common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive business days and thereafter does not trade at or above $1.00 for at least 10 consecutive business days in the 90 calendar day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. The closing price for our common stock has been below $1.00 ten times in April 2001, nine times in June 2001, and on twenty four consecutive business days in July 2001 through August 7, 2001.

   The payments that we may be required to make to the holders of our Series D and Series F preferred stock in the event that a redemption right arises due to our delisting from The Nasdaq National Market differs. If we are delisted from The Nasdaq National Market, the Series D preferred stockholders may choose to either require us to redeem all of the outstanding shares of Series D preferred stock for a redemption value that currently totals as much as approximately $1.8 million, or alternatively, they may require us to pay as much as approximately $360,000 and to reduce the applicable Conversion Percentage for the Series D preferred stock by 25%, which would result in an increase in the number of Conversion Shares issuable upon the conversion of our Series D preferred stock by 25% when such shares are converted. If we fail to pay this alternative payment timely, then we could be required to redeem all of the outstanding shares of our Series D preferred stock for a redemption value that could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $2.32 million.

   With respect to our Series F preferred stock, in the event that we are delisted from The Nasdaq National Market, we would be required to (a) pay a daily payment to each holder of our Series F preferred stock for a period not to exceed twenty days in each 365 day period that could total as much as approximately $867,000, and (b) reduce the Fixed Conversion Price then in effect for the Series F preferred stock by 25%, which would result in an increase in the number of Conversion Shares issuable upon the conversion of our Series F preferred stock by 25% when such shares are converted. If we fail to pay this daily payment timely, then we could be required to redeem all of the outstanding shares of our Series F preferred stock for a redemption value that could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $5.64 million.

   Although the holders of our Series H preferred stock do not have a similar redemption right should our common stock be suspended or delisted from The Nasdaq National market, they do have a redemption right if we provide notice to any holder of our preferred shares, including by way of public announcement, of our intention not to comply with proper requests for conversion of any of our preferred shares into common stock, or upon our failure to deliver conversion shares within five days of a requested or mandatory conversion. As of July 23, 2001, 580 shares of Series H preferred stock were outstanding. The redemption value of these shares could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $7.7 million.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

   A summary of property and equipment follows (in thousands):

                                              JUNE 30,     DECEMBER 31,
                                                2001          2000
                                              --------     ------------
          Network operations center           $ 14,573       $ 14,926
          Office equipment and computers         6,652          6,659
          Furniture and fixtures                 2,252          2,230
          Leasehold improvements                 1,438          1,425
                                              --------       --------
                                                24,915         25,240
          Less accumulated depreciation
             and amortization                  (18,870)       (16,479)
                                              --------       --------
                                              $  6,045       $  8,761
                                              ========       ========

ACCRUED EXPENSES

   A summary of accrued expenses follows (in thousands):

                                        JUNE 30,       DECEMBER 31,
                                          2001            2000
                                        --------       ------------
          Employee compensation          $1,994          $2,228
          Other                           1,888           1,535
                                         ------          ------
                                         $3,882          $3,763
                                         ======          ======

TOTAL OTHER INCOME (EXPENSE), NET

   A summary of other income (expense) follows (in thousands):

                                               THREE-MONTH PERIOD     SIX-MONTH PERIOD
                                                      ENDED                 ENDED
                                                     JUNE 30,              JUNE 30,
                                               ------------------     ----------------
                                                 2001       2000       2001       2000
                                                 ----      -----       ----      -----
          Interest income                        $183      $ 399       $447      $ 680
          Gain on sale of assets                   45         --         45         --
          Other                                    --        (10)        --        (12)
                                                 ----      -----       ----      -----
          Total other income (expense), net      $228      $ 389       $492      $ 668
                                                 ====      =====       ====      =====

NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. SFAS No. 141 and No. 142 will not have a material effect on our consolidated financial position or results of operations.

NOTE 3: NET LOSS PER SHARE (in thousands)

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

                                                                                                 JUNE 30,
                                                                                           ------------------
                                                                                            2001        2000
                                                                                           ------      ------
          Stock options                                                                    10,530       6,083
          Warrants for the purchase of common stock                                         5,767       5,766
          Shares of common stock issuable upon conversion of Series A preferred stock          --       3,629
          Shares of common stock issuable upon conversion of Series D preferred stock       1,764       1,174
          Shares of common stock issuable upon conversion of Series E preferred stock          --         921
          Shares of common stock issuable upon conversion of Series F preferred stock       5,854       4,049
          Shares of common stock issuable upon conversion of Series G preferred stock       8,907       8,907
          Shares of common stock issuable upon conversion of Series H Preferred stock         995       3,685
                                                                                           ------      ------
                                                                                           33,817      34,214
                                                                                           ======      ======

NOTE 4: PREFERRED STOCK

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

   On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F Convertible Preferred Stock. Each share of Series F preferred stock accrues dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of Series F preferred stock is $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and is payable pari passu with the Series D, Series G and Series H preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock is convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $0.8136 (the "Series F Conversion Price"). The Series F Conversion Price is subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series F Reset Price") if the Series F Reset Price is less than the then-effective Series F Conversion Price. The Series F Conversion Price reset effective June 30, 2001.

Preferred stock outstanding is as follows:

                                             JUNE 30,
                                        -----------------
                                         2001        2000
                                        -----       -----
          Series A preferred stock         --      50,000
          Series B preferred stock         --          --
          Series C preferred stock         --          --
          Series D preferred Stock        176         186
          Series E preferred Stock         --         350
          Series F preferred Stock        428         525
          Series G preferred Stock      1,500       1,500
          Series H preferred Stock        580         580

   During the six-month period ended June 30, 2001, 10 shares of the Series D preferred stock were converted into 102 thousand shares of common stock.

   Adjustments to accumulated deficit of approximately $215 thousand were recorded in the six-month period ended June 30, 2001 related to dividends on preferred stock for the period. Adjustments to accumulated deficit of approximately $7.6 million were recorded in the six-month period ended June 30, 2000 related to dividends on preferred stock and favorable conversion rights on Series H preferred stock issued during the period.

NOTE 5: SEGMENT REPORTING

   The Company's operating segments are defined as components of the enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company operates in a single operating segment, voice application services. Total revenue for the six-month periods ended June 30, 2001 and 2000, was related to voice application services.

   For the six-month period ended June 30, 2001, and June 30, 2000 one major customer accounted for 91% and 95% of total revenue, respectively. This customer accounted for 60% and 80% of accounts receivable as of June 30, 2001 and December 31, 2000, respectively.

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

   General Magic, Inc. is a voice infrastructure software company providing enterprise-grade software and supporting voice dialog design and hosting services. Our software products and services are being designed to enable businesses to rapidly and efficiently develop and deliver self-service customer care over the telephone using personality-rich conversational voice user interfaces. Our open standard VoiceXML and J2EE(TM) based magicTalk(TM) Enterprise Platform and patented personality-rich voice user interface design features and methodology provide the foundations for our products, which are supported by our speech and language services and voice hosting services. Our principal target market is Global 2000 enterprises that desire to offer automated voice access to information and services over the telephone.

   The magicTalk Enterprise Platform is being designed to enable businesses to rapidly design and deploy automated, integrated, personalized, scenario-driven voice and web applications. With the magicTalk Enterprise Platform, businesses can add automated but conversational voice-access to enterprise systems while leveraging existing e-business infrastructure investments and reducing application development time.

   At the core of the magicTalk Enterprise Platform is the magicTalk Voice Gateway, our scalable server software. The magicTalk Voice Gateway integrates VoiceXML, the emerging standard for developing voice applications, and a choice of speech recognition, text to speech and telephony technologies and provides ready integration with web-based enterprise systems.

   We offer our speech and language services to customers developing voice applications on the magicTalk Enterprise Platform. These speech and language services focus on software tools and techniques for developing socially engineered voice user interfaces. Based on our patented design features and methodology for developing voice user interfaces with personality and our experience in combining language, logic and personality, we strive to enable businesses to develop voice user interfaces to build customer trust and loyalty and to mirror their company brand and services.

   In February 2001, we announced the delivery of the initial feature set for the OnStar Virtual Advisor, an eyes on the road, hands on the wheel in-car voice system that was developed by General Magic and is deployed and hosted in our Network Operations Center in Sunnyvale, California. The Virtual Advisor represents the largest commercial deployment of a VoiceXML voice application to date and operates on our third generation magicTalk voice platform. Our Portico service runs on a previous version of the magicTalk voice platform, as did our myTalk voice application.

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

RESULTS OF OPERATIONS

   For the three-month period ended June 30, 2001, the Company incurred a net loss of $7.8 million, or $0.11 per share, compared to a net loss of $16.5 million, or $0.32 per share, for the three-month period ended June 30, 2000. The net loss per share applicable to common shareholders for the three-month period ended June 30, 2001, included the net loss for the period and $82 thousand in adjustments to accumulated deficit related to dividends on preferred stock. The net loss per share applicable to common shareholders for the three-month period ended June 30, 2000, included the net loss for the period and $7.3 million in adjustments to accumulated deficit related to dividends on preferred stock and favorable conversion rights on Series H preferred stock issued during the period.

   For the six-month period ended June 30, 2001, the Company incurred a net loss applicable to common shareholders, of $15.0 million, or $0.22 per share compared to a net loss of $28.8 million, or $0.58 per share for the six-month period ended June 30, 2000. The net loss per share applicable to common shareholders for the six-month period ended June 30, 2001 included the net loss for the period and $215 thousand in adjustments to accumulated deficit related to dividends on preferred stock during the period. The net loss per share applicable to stockholders for the six-month period ended June 30, 2000 included the net loss for the period and $7.6 million in adjustments to accumulated deficit related to dividends on preferred stock and favorable conversion rights on Series H preferred stock issued during the period.

TOTAL REVENUE

   Total revenue for the three-month period ended June 30, 2001 was $1.0 million compared to $2.3 million for the three-month period ended June 30, 2000.

   Total revenue for the six-month period ended June 30, 2001, was $2.2 million compared to $4.9 million for the six-month period ended June 30, 2000. Total revenue consists primarily of development, support, and hosting fees for the Virtual Advisor for OnStar and subscription fees for the Portico service. The Company expects to recognize revenue related to the OnStar development and hosting agreements and other customers through fiscal year 2001. These revenues include development fees, licensing fees, hosting fees, professional services fees, and support fees. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

COST OF SERVICE REVENUE

   Cost of service revenue for the three-month period ended June 30, 2001, was $412 thousand compared to $1.4 million for the three-month period ended June 30, 2000.

   Cost of service revenue for the six-month period ended June 30, 2001, was $936 thousand compared to $2.5 million for the six-month period ended June 30, 2000. Cost of service revenue consists of costs related to the development and support of the Virtual Advisor for OnStar. The decrease in cost of service revenue is due to the completion of the first phase of the OnStar Virtual Advisor in early January and progression into maintenance, hosting and support of the service.

NETWORK OPERATIONS

   Network operations expense for the three-month period ended June 30, 2001, was $1.5 million compared to $2.9 million for the three-month period ended June 30, 2000.

   Network operations expense for the six-month period ended June 30, 2001, was $3.1 million compared to $6.0 million for the six-month period ended June 30, 2000. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support, access costs associated with the telephony and data network, and royalties paid to software and content providers. The decreases for both the three-month period and the six-month period ended June 30, 2001 compared to the same periods ended June 30, 2000, were due primarily to the discontinuation of the myTalk service and the reduction of the associated telecommunications charges.

RESEARCH AND DEVELOPMENT

   Research and development expense for the three-month period ended June 30, 2001, was $1.7 million, compared to $1.1 million for the three-month period ended June 30, 2000.

   Research and development expense for the six-month period ended June 30, 2001, was $3.1 million, compared to $3.2 million for the six-month period ended June 30, 2000. The increase in the three-month period ended June 30, 2001, compared to the same period ended June 30, 2000, was due to lower allocation of engineering costs to cost of service revenue for OnStar.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expense for the three-month period ended June 30, 2001, was $4.0 million, compared to $4.8 million for the three-month period ended June 30, 2000.

   Selling, general and administrative expense for the six-month period ended June 30, 2001, was $7.6 million, compared to $11.8 million for the six-month period ended June 30, 2000. The selling, general and administrative expense for both the three-month period and the six-month period ended June 30, 2001 compared to the same periods ended June 30, 2000 have decreased due to a reduction in headcount and reduced marketing and advertising expenses associated with the discontinuation of the myTalk service.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense for the three-month period ended June 30, 2001 was $1.4 million, compared to $1.5 million for the three-month period ended June 30, 2000.

   Depreciation and amortization expense for the six-month period ended June 30, 2001 was $2.8 million, compared to $3.0 million for the six-month period ended June 30, 2000.

TOTAL OTHER INCOME (EXPENSE), NET

   The Company had other income of $228 thousand in the three-month period ended June 30, 2001, and other income of $389 thousand in the three-month period ended June 30, 2000.

   The Company had other income of $492 thousand in the six-month period ended June 30, 2001, and other income of $668 thousand in the six-month period ended June 30, 2000. Other income consisted primarily of interest income along with income related to the gain on sale of other assets.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $15.6 million as of June 30, 2001, down $3.4 million from $19.0 million as of December 31, 2000.

   The Company expects that its cash, cash equivalents and short-term investment balances of $15.6 million as of June 30, 2001, along with cash expected to be available under the Company's arrangement with Ladenburg Thalmann will be adequate to fund the Company's operations through the year 2001. As of August 7, 2001 the Company has cash, cash equivalents and short-term investment balances of $12.8 million. However, Ladenburg Thalmann is not obligated to purchase any of the Company's shares and there is no assurance that Ladenburg Thalmann will be successful in its efforts to identify institutional investors to invest in the Company's debt securities. Accordingly, the Company cannot guarantee that sufficient funds will be available to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the market acceptance and competitive position of its voice application services and products; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees and other revenue from its products and services; the equipment required to support the network operations for these services; the levels of promotion and advertising required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; the response of competitors to the Company's products and services; and the Series D and F redemption rights.

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

   On September 7, 2000, the investment banking firm of Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann") executed a letter agreement with the Company whereby Ladenburg Thalmann agreed to act as the Company's exclusive placement agent for the offering of up to $45,000,000 worth of the Company's common stock on a "reasonable best efforts" basis (the "Agreement"). Ladenburg Thalmann agreed that it would seek to identify institutional investors who may wish to purchase the Company's common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. From November 29, 2000 through July 18, 2001, the Company consummated sales of 9,545,410 shares of its common stock to institutional investors identified by Ladenburg Thalmann for an aggregate purchase price of $16,599,313. This arrangement with Ladenburg Thalmann expired on March 31, 2001.

        On June 28, 2001, the Company agreed to renew its relationship with Ladenburg Thalmann by engaging them as a non-exclusive placement agent and financial advisor for the offering of up to $15,000,000 worth of the Company's common stock on a "reasonable best efforts" basis. Under this arrangement, Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase the Company's common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. Any additional securities offered pursuant to this arrangement with Ladenburg Thalmann will be offered by the Company under a prospectus supplement to be delivered pursuant to Registration Statement No. 333-66126 filed with the Securities and Exchange Commission on July 27, 2001.

        Ladenburg Thalmann is not committed to purchase any of the Company's securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase the Company's securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

        In consideration of the services to be rendered by Ladenburg Thalmann in connection with this arrangement, the Company has agreed to pay Ladenburg Thalmann a cash fee, payable upon the closing of the sale of any of the Company's securities arranged by Ladenburg Thalmann, equal to 3.5% of the amount that the Company procures at such closing. In addition, the Company has agreed to indemnify Ladenburg Thalmann against certain liabilities that may arise under the Securities Act of 1933, as amended.

   The holders of the Series D preferred stock, the Series F preferred stock and the Series H preferred stock have redemption rights if we fail to meet the requirements of the documents governing each.

   In the case of the Series D and Series F preferred stock, one of the requirements we must meet is that our common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive business days and thereafter does not trade at or above $1.00 for at least 10 consecutive business days in the 90 calendar day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. The closing price for our common stock has been below $1.00 ten times in April 2001, nine times in June 2001, and on twenty four consecutive business days in July 2001 through August 7, 2001.

   The payments that we may be required to make to the holders of our Series D and Series F preferred stockholders in the event that a redemption right arises due to our delisting from The Nasdaq National Market differs. If we are delisted from The Nasdaq National Market, the Series D preferred stock holders may choose to either require us to redeem all of the outstanding shares of Series D preferred stock for a redemption value that currently totals as much as approximately $1.8 million, or alternatively, they may require us to pay as much as approximately $360,000 and to reduce the applicable Conversion Percentage for the Series D preferred stock by 25%, which would result in an increase in the number of Conversion Shares issuable upon the conversion of our Series D preferred stock by 25% when such shares are converted. If we fail to pay this alternative payment timely, then we could be required to redeem all of the outstanding shares of our Series D preferred stock for a redemption value that could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $2.32 million.

   With respect to our Series F preferred stock, in the event that we are delisted from The Nasdaq National Market, we would be required to (a) pay a daily payment to each holder of our Series F preferred stock for a period not to exceed twenty days in each 365 day period that could total as much as approximately $867,000, and (b) reduce the Fixed Conversion Price then in effect for the Series F preferred stock by 25%, which would result in an increase in the number of Conversion Shares issuable upon the conversion of our Series F preferred stock by 25% when such shares are converted. If we fail to pay this daily payment timely, then we could be required to redeem all of the outstanding shares of our Series F preferred stock for a redemption value that could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $5.64 million.

   Although the holders of our Series H preferred stock do not have a similar redemption right should our common stock be suspended or delisted from The Nasdaq National market, they do have a redemption right if we provide notice to any holder of our preferred shares, including by way of public announcement, of our intention not to comply with proper requests for conversion of any of our preferred shares into common stock, or upon our failure to deliver conversion shares within five days of a requested or mandatory conversion. As of July 23, 2001, 580 shares of Series H preferred stock were outstanding. The redemption value of these shares could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $7.7 million.

   In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under seven of these agreements, and is subject to the following obligations under the remaining agreement. The Company has agreed to refund a licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of June 30, 2001, this obligation was classified in other long term liabilities. The Company does not expect the licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

   Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of June 30, 2001, the Company had an accumulated deficit of $328.6 million, with a net loss of $15.0 million for the six-month period ended June 30, 2001. The Company expects to incur significant losses for approximately the next eighteen months.

   As part of its business strategy, the Company assesses opportunities to enter joint ventures, to acquire or sell businesses, products or technologies and to engage in other like transactions. The Company has made no significant commitment or agreement with respect to any such transaction at this time.

                                  RISK FACTORS

        In this section we summarize certain risks regarding our business and industry. Readers should carefully consider the following risk factors in conjunction with the other information included in this Quarterly report on Form 10-Q.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

        Since our inception, we have incurred significant losses, including a loss of $15.0 million for the six-month period ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $328.6 million. We expect to have net losses for at least the next eighteen months and negative cash flow through the first half of 2002. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application products, services and technologies and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain profitability, the price of our stock may decline substantially.

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

        Effective July 30, 1999, we entered into a common stock investment agreement with an institutional investor providing for an equity line. This arrangement is currently scheduled to expire on August 25, 2001. The common stock investment agreement permits us to require the investor to purchase from time to time an aggregate of up to $20,000,000 of our common stock in increments of up to $5,000,000 of which, as of August 7, 2001, we have drawn down $250,000. In addition, the investor has the right to purchase, in its sole discretion, up to an aggregate of an additional $6,000,000 of common stock during the term of the common stock investment agreement. On March 10, 2000, we agreed to amend the common stock investment agreement to provide the institutional investor with the option to purchase additional shares of our common stock equal to up to 100% of the amount specified in our put notice to the investor. The aggregate amount of the equity line, however, was not increased by this amendment. There are numerous conditions on our right to draw down under the equity line, including that the closing bid price of our common stock on the business day immediately preceding a draw down notice must be at least $2.00 per share and that our common stock is listed on the American Stock Exchange, Inc. ("AMEX"), the New York Stock Exchange ("NYSE"), The Nasdaq National Market or The Nasdaq SmallCap Market. In addition, the dollar amount specified in any draw down notice will be decreased by one twentieth ( 1/20) for each business day during the twenty business days immediately following delivery of the draw down notice on which the weighted average price of the common stock is less than $2.062. The weighted average price of our common stock was less than $2.062 on each business day through much of September, October and the first half of November of 1999 and has been less than $2.062 again in December of 2000 and January through the first half of August 2001. It is uncertain that we will be able consistently to meet the closing bid price condition, the listing condition or any other condition. In addition, although we may request drawdowns in increments of up to $5,000,000, the actual dollar amount is subject to limitations based on the daily trading volumes, the market price of our common stock and the investor's percentage ownership of General Magic.

        On September 7, 2000, the investment banking firm of Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann") executed a letter agreement with us whereby Ladenburg Thalmann agreed to act as our exclusive placement agent for the offering of up to $45,000,000 worth of our common stock on a "reasonable best efforts" basis. Ladenburg Thalmann agreed that it would seek to identify institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. From November 29, 2000 through July 18, 2001, we consummated sales of 9,545,410 shares of our common stock to institutional investors identified by Ladenburg Thalmann for an aggregate purchase price of $16,599,313. This arrangement with Ladenburg Thalmann expired on March 31, 2001.

        On June 28, 2001, we agreed to renew our relationship with Ladenburg Thalmann by engaging them as a non-exclusive placement agent and financial advisor for the offering of up to $15,000,000 worth of our common stock on a "reasonable best efforts" basis. Under this arrangement, Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. Any additional securities offered by us pursuant to this arrangement with Ladenburg Thalmann will be offered by us under a prospectus supplement to be delivered pursuant to Registration
Statement No. 333-66126 filed with the Securities and Exchange Commission on July 27, 2001.

        Ladenburg Thalmann is not committed to purchase any of our securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase our securities. We, in turn, are not obligated to sell any of our securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

        In consideration of the services to be rendered by Ladenburg Thalmann in connection with this arrangement, we have agreed to pay Ladenburg Thalmann a cash fee, payable upon the closing of the sale of any of our securities arranged by Ladenburg Thalmann, equal to 3.5% of the amount that we procure at such closing. In addition, we have agreed to indemnify Ladenburg Thalmann against certain liabilities that may arise under the Securities Act of 1933, as amended.

        No assurance can be given that additional financing will be available under the agreement with Ladenburg Thalmann or otherwise, or that, if available, it will be available on terms favorable to us or our stockholders. The unavailability or timing of revenues and financing may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements, and our common stock could be delisted from that market. See "--Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

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

        The market for voice application products and services is relatively new and still evolving. Currently, there are a limited number of products and services in this industry. The adoption of voice application products and services could be hindered by the perceived cost, quality and reliability of this new technology, as well as the reluctance of customers that have invested substantial resources in existing systems, such as touch-tone-based systems, to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we must provide information to prospective customers and partners, including large, established companies, about the uses and benefits of voice-driven applications in general and our products in particular. If these efforts fail, or if our voice application products and services do not achieve commercial acceptance, our business would be harmed.

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

WE MUST ESTABLISH AND MAINTAIN RELATIONSHIPS WITH CUSTOMERS AND PARTNERS TO GENERATE REVENUES.

        Our business model for voice application products and services depends on generation of revenue from licensing of our magicTalk voice platform, from fees for speech and language consulting services, for voice application hosting services and for dedicated support services. Our success in generating these revenues depends on our ability to establish and maintain relationships with our existing customers, such as OnStar Corporation, and with other organizations that engage in high-volume customer interactions, such as companies with customer relationship management applications, established eCommerce businesses, and value-added telecommunications providers, and with partners that currently provide technology solutions to these businesses. Competition for relationships with companies such as these is extremely intense.

WE CURRENTLY RELY ON A MAJOR CUSTOMER FOR SUBSTANTIALLY ALL OF OUR REVENUES. AS A RESULT, OUR INABILITY TO SECURE ADDITIONAL SIGNIFICANT CUSTOMERS DURING A GIVEN PERIOD OR THE LOSS OF OUR MAJOR CUSTOMER COULD CAUSE OUR QUARTERLY RESULTS OF OPERATION TO SUFFER SIGNIFICANTLY.

        In the first half of 2001, we derived approximately 91% of our total revenues from a single customer, OnStar Corporation, a subsidiary of General Motors Corporation. Any delay in the continuing deployment of the OnStar Virtual Advisor service, developed and deployed by General Magic in our network operations center, or in the expected rate of customer adoption of the service, could result in revenues and operating results for any quarter that are lower than projected. OnStar is not contractually obligated to extend the development services agreement beyond expiration of its current term in July 2002, or to extend the network operations contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its network operations agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. Our dependence on OnStar makes it difficult to forecast quarterly operating results, which could cause our stock price to be volatile or to decline.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS.

        We are subject to the continued listing requirements of The Nasdaq National Market. In the event that we are not able to maintain continued compliance with The Nasdaq National Market's "net tangible assets" requirement or any other of its listing requirements, we would be subject to a delisting process. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive business days and thereafter does not trade at or above $1.00 for at least 10 consecutive business days in the 90 calendar day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. The closing price for our common stock has been below $1.00 ten times in April 2001, nine times in June 2001, and on twenty four consecutive days in July 2001 through August 7, 2001.

        In the event that we are delisted, we intend to seek to list our common stock on other markets such as The Nasdaq Small Cap Market and The American Stock Exchange, Inc. We cannot guarantee that we will be able to meet the listing requirements of these or any other markets. In the event that we are delisted from The Nasdaq National Market or are not able to list on any other market, the liquidity and price of our common stock could be adversely affected and delisting could have a long-term adverse impact on our ability to raise capital in the future.

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

   In the case of the Series D and Series F preferred stock, one of the requirements we must meet is that our common stock not be suspended from listing on or delisted from The Nasdaq National Market for a period of 15 consecutive days or for an aggregate of 45 days in any 365-day period. One of the requirements of The Nasdaq National Market for the continued listing of our common stock is that our common stock meet a minimum bid requirement of $1.00. If our common stock trades below $1.00 for 30 consecutive business days and thereafter does not trade at or above $1.00 for at least 10 consecutive business days in the 90 calendar day period following, then we would be in violation of the continued listing requirements of The Nasdaq National Market and, pending the outcome of an elective appeals process, subject to delisting. The closing price for our common stock has been below $1.00 ten times in April 2001, nine times in June 2001, and on twenty four consecutive business days in July 2001 through August 7, 2001.

   The payments that we may be required to make to the holders of our Series D and Series F preferred stock in the event that a redemption right arises due to our delisting from The Nasdaq National Market differs. If we are delisted from The Nasdaq National Market, the Series D preferred stockholders may choose to either require us to redeem all of the outstanding shares of Series D preferred stock for a redemption value that currently totals as much as approximately $1.8 million, or alternatively, they may require us to pay as much as approximately $360,000 and to reduce the applicable Conversion Percentage for the Series D preferred stock by 25%, which would result in an increase in the number of Conversion Shares issuable upon the conversion of our Series D preferred stock by 25% when such shares are converted. If we fail to pay this alternative payment timely, then we could be required to redeem all of the outstanding shares of our Series D preferred stock for a redemption value that could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $2.32 million.

   With respect to our Series F preferred stock, in the event that we are delisted from The Nasdaq National Market, we would be required to (a) pay a daily payment to each holder of our Series F preferred stock for a period not to exceed twenty days in each 365 day period that could total as much as approximately $867,000, and (b) reduce the Fixed Conversion Price then in effect for the Series F preferred stock by 25%, which would result in an increase in the number of Conversion Shares issuable upon the conversion of our Series F preferred stock by 25% when such shares are converted. If we fail to pay this daily payment timely, then we could be required to redeem all of the outstanding shares of our Series F preferred stock for a redemption value that could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $5.64 million.

   Although the holders of our Series H preferred stock do not have a similar redemption right should our common stock be suspended or delisted from The Nasdaq National market, they do have a redemption right if we provide notice to any holder of our preferred shares, including by way of public announcement, of our intention not to comply with proper requests for conversion of any of our preferred shares into common stock, or upon our failure to deliver conversion shares within five days of a requested or mandatory conversion. As of July 23, 2001, 580 shares of Series H preferred stock were outstanding. The redemption value of these shares could total an amount that, depending on the outcome of certain factors that cannot be predicted by us at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than, as much as approximately $7.7 million.

   If we were required to redeem all or any portion of these shares, such payments could deplete, equal or exceed our cash balance, which could materially and adversely affect our financial condition. In addition, a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption. For more information on the documents governing our preferred stock, see "Where You Can Find More Information."

OUR VOICE APPLICATION PRODUCTS AND SERVICES CAN HAVE LONG SALES AND IMPLEMENTATION CYCLES AND, AS A RESULT, OUR QUARTERLY OPERATING RESULTS AND OUR STOCK PRICE MAY FLUCTUATE.

        Purchase of our voice application products and services requires the customer to adopt emerging voice applications technology. Accordingly, the decision to purchase our products and services typically requires significant pre-purchase evaluation. We may spend many months providing information to prospective customers regarding the use and benefits of our voice application products and services. During this evaluation period, we may expend substantial sales, marketing and management resources. Consequently, the length of our sales and implementation cycles may make it difficult to predict the quarter in which revenue recognition may occur and may cause revenue and operating results to vary significantly from period to period. These factors could cause our stock price to be volatile or to decline.

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

GENERAL ECONOMIC CONDITIONS MAY DELAY CUSTOMER ADOPTION OF VOICE APPLICATIONS AND SERVICES.

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

IF WE ARE UNABLE TO RETAIN KEY TECHNICAL, PROFESSIONAL SERVICE, SALES, MARKETING AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED.

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

INTENSE COMPETITION IN THE MARKET FOR VOICE APPLICATION PRODUCTS AND SERVICES COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

        The market for voice application products and services is intensely competitive. A number of companies have developed, or are expected to develop, voice application technologies, products and services that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premise equipment-based voice-activated solutions to the telecommunications market, such as AccessLine Communications Corporation, Call Sciences Inc., Comverse Technology, Inc., InterVoice-Brite Inc. and Webley Systems, Inc.; speech recognition vendors, such as Nuance Communications Inc. and SpeechWorks International, to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetbyTel.com, Inc. and VocalPoint, Inc.; companies that offer voice platform technologies, such as Motorola, Inc., Nuance Communications Inc., and VoiceGenie Technologies, Inc.; and companies in the voice portal category, such as BeVocal, Inc., HeyAnita Inc., and Tellme Networks Inc. Wireless communications infrastructure companies, such as Telefonaktiebolaget LM Ericsson or OPENWAVE Systems, Inc., may extend their offerings to provide the capabilities of the magicTalk communications platform, as may software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

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

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND RELATED SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

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

CONVERSION OF PREFERRED STOCK OR ISSUANCE OF OTHER SECURITIES WOULD DILUTE CURRENT STOCKHOLDERS.

        As of July 18, 2001, we have 176 shares of Series D preferred stock, 428 shares of Series F preferred stock, 1,500 shares of Series G preferred stock and 580 shares of Series H preferred stock outstanding, all of which are convertible into common stock. In addition, we have outstanding a warrant to purchase up to an additional 500 shares of Series G preferred stock and warrants to purchase an aggregate, as of July 16, 2001, of 2,798,374 shares of common stock outstanding. We also have an agreement with Ladenburg Thalmann pursuant to which we may raise up to an additional $15,000,000, less offering expenses upon the sale of our common stock. The holders of common stock could experience substantial dilution to their investment upon conversion of the preferred shares, exercise of the warrants, or in the event we elect to raise additional capital, whether through the Ladenburg Thalmann agreement or otherwise. The number of shares of common stock issuable upon the conversion of the Series D preferred stock and the Series F preferred stock, upon exercise of the warrants issued in connection with the Series B, Series D and Series H preferred stock transactions depends in part on future prices of our common stock on The Nasdaq National Market. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants issued in connection with the Series B, Series D, and Series H preferred stock will increase and the holders of common stock would experience additional dilution of their investment. Such dilution could cause the price of our common stock to decrease further. A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. Our board of directors may authorize issuance of up to 427,101 additional shares of preferred stock that are convertible into common stock without any action by our stockholders. In addition, our board of directors may authorize the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

        The market price of our common stock has been extremely volatile. From January 1, 2000 to August 7, 2001, the closing price of our common stock has varied significantly from a high of $17.313 to a low of $.68 per share. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our products or services, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations may be unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

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

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of the Stockholders of General Magic, Inc. was held on June 14, 2001.

   A proposal to elect the following directors to hold office until the 2002 Annual Meeting and until their successors are elected and qualified was approved by the stockholders. The proposal received the following votes:

                                          Number of Votes For     Authority Witheld
                                          -------------------     -----------------
   Nominees: Common Stock Directors
   Elizabeth A. Fetter                         64,682,085               761,056
   Philip D. Knell                             64,707,570               735,571
   Kathleen M. Layton                          64,724,595               718,546
   Tom D. Seip                                 64,693,620               749,521
   Susan G. Swenson                            64,708,295               734,846

   Nominees: Series G Director:
   Chester A. Huber, Jr.                        8,907,363                     0

   A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001 was adopted with the following votes:

   For:                    65,090,235
   Against:                   259,989
   Abstain:                    92,917

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

     EXHIBIT
      NUMBER                                      DESCRIPTION
      ------                                      -----------
       10.1 (1)   Services Agreement dated effective January 1, 2001 between the Company and OnStar Corporation
       10.2       Letter Agreement dated May 10, 2001 between the Company and Steven Markman
       10.3       Letter Agreement dated May 25, 2001 between the Company and David H. Russian
       10.4 (1)   Letter Agreement dated April 16, 2001 between the Company and Mark D. Strumwasser
       10.5       Letter Agreement dated April 16, 2001 between the Company and Pericles Haleftiras, Jr.
       10.6       Letter Agreement dated June 15, 2001 between the Company and Rose M. Marcario
       10.7       Letter Agreement dated July 15, 2001 between the Company and Kathleen M. Layton
       10.8       Letter Agreement dated January 12, 2000 between the Company and Jeff Adamson

(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 14, 2001.

     (b)  (i) A report on Form 8-K was filed on April 3, 2001, to report under
          Item 5, Other Events, the signing of a purchase agreement between the Company and Paul Revere Capital Partners Ltd. ("Paul Revere") on March 29, 2001 pursuant to which Paul Revere agreed to purchase an aggregate of $2,000,000 of the Company's Common Stock during the 60-day period commencing April 12, 2001.

          (ii) A report on Form 8-K was filed on May 4, 2001, to report under
          Item 5, Other Events, the filing of a press release on May 2, 2001 announcing Q1 2001 financial results and additional information regarding the Company's operation, and announcing the intention of the Board of Directors to appoint Susan G. Swenson as its Chairman of the Board. The Form 8-K also reported the filing of a press release on May 3, 2001 announcing that the Company had entered into an agreement with OnStar Corporation to provide hosting services for the OnStar Virtual Advisor for a period of two years.

          (iii) A report on Form 8-K was filed on May 25, 2001, to report under
          Item 5, Other Events, that pursuant to the March 29, 2001 agreement, the Company had sold 2,032,415 shares of the Company's Common Stock to Paul Revere for an aggregate purchase price of $2,000,000, and had sold an additional 1,301,723 shares to Paul Revere on May 7th, 2001 for an aggregate purchase price of $1,301,723.

          (iv) A report on Form 8-K was filed on May 31, 2001, to report under
          Item 5, Other Events, the filing of a press release announcing that David H. Russian had joined the Company as its Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 2001               /s/   KATHLEEN M. LAYTON
                                    ------------------------
                             Name:  Kathleen M. Layton
                             Title: President and Chief Executive Officer
                                    (Principal Executive Officer)



DATE: August 14, 2001               /s/   DAVID H. RUSSIAN
                                    ----------------------
                             Name:  David H. Russian
                             Title: Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                                    DESCRIPTION
    ------                                    -----------
     10.1 (1)  Services Agreement dated effective January 1, 2001 between the Company and OnStar Corporation
     10.2      Letter Agreement dated May 10, 2001 between the Company and Steven Markman
     10.3      Letter Agreement dated May 25, 2001 between the Company and David H. Russian
     10.4 (1)  Letter Agreement dated April 16, 2001 between the Company and Mark D. Strumwasser
     10.5      Letter Agreement dated April 16, 2001 between the Company and Pericles Haleftiras, Jr.
     10.6      Letter Agreement dated June 15, 2001 between the Company and Rose M. Marcario
     10.7      Letter Agreement dated July 15, 2001 between the Company and Kathleen M. Layton
     10.8      Letter Agreement dated January 12, 2000 between the Company and Jeff Adamson

(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 14, 2001.