Form 10-Q/A
period 2001-06-30
GENERAL MAGIC INC
filed 2001-11-13
CIK 933524

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A

                                Amendment No. 1

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



                              420 NORTH MARY AVENUE
                           SUNNYVALE, CALIFORNIA 94085
                                 (408) 774-4000
          (Address and telephone number of principal executive offices)



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

                                EXPLANATORY NOTE

On August 14, 2001, General Magic, Inc. (the Company) filed with the Securities and Exchange Commission (the Commission) a report on Form 10-Q for the quarter ending June 30, 2001, and attached as Exhibit 10.1 the Services Agreement (the Agreement), effective January 1, 2001, between the Company and OnStar Corporation, portions of which were redacted and filed separately with the Commission. The Company is hereby refiling the Agreement to disclose terms of the Agreement that were previously redacted.

In addition, the Company is amending Item 2 of the report on Form 10-Q to provide more information about the Company's relationship with OnStar Corporation, and about the Company's liquidity and capital resources.

Item 2 is amended to substitute the following language for the second, third, fourth and fifth paragraphs immediately following the Item 2 heading:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     General Magic, Inc.'s software products and services are designed to enable businesses to rapidly and efficiently develop and deliver automated services over the telephone using personality-rich conversational voice user interfaces that provide mobile access to enterprise, Internet and telecommunication information and services. Our open standards based magicTalk(TM) Enterprise Platform and patented personality rich voice user interface design features and methodology provide the foundation for our products, which are supported by our speech and language services and voice hosting services. Our principal target market is businesses that desire to offer automated voice access to information and services over the telephone.

MAGIC TALK ENTERPRISE PLATFORM

     The magicTalk Enterprise Platform is designed to enable businesses to rapidly design and deploy automated, integrated, personalized, scenario-driven voice and web applications. With the magicTalk Enterprise Platform, businesses can add automated but conversational voice-access to enterprise systems while leveraging existing e-business infrastructure investments and reducing internal application development time.

     At the core of the magicTalk Enterprise Platform is the magicTalk Voice Gateway, our scalable, server software that enables telephone access to large enterprise and e-commerce applications. The magicTalk Voice Gateway integrates VoiceXML, the emerging standard for developing voice applications, and a choice of speech recognition, text to speech and telephony technologies and provides ready integration with web-based enterprise systems.

     We offer our speech and language services to businesses developing voice applications on the magicTalk Enterprise Platform. These speech and language services focus on software tools and techniques for developing socially engineered voice user interfaces. Based on our patented design features and methodology for developing voice user interfaces with personality and our experience in combining language, logic and personality, we strive to enable businesses to develop voice user interfaces to mirror their company brand and services and to build customer trust and loyalty.

ONSTAR VIRTUAL ADVISOR

         One of the Company's main sources of revenue is its relationship with OnStar Corporation, a subsidiary of General Motors Corporation, a stockholder of the Company that may be deemed an affiliate, and the Company's primary customer. For the six-month period ended June 30, 2001 OnStar Corporation accounted for 95% of the Company's total revenue. The service delivered by OnStar is an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite network and wireless technologies to provide, through live advisors, accident assistance, stolen vehicle tracking, emergency services, roadside assistance with location, remote door unlock, remote diagnostics, route support, OnStar Concierge and other convenience and information services to OnStar subscribers. The OnStar service includes a Personal Calling feature that allows OnStar subscribers who have purchased wireless minutes to make and receive hands-free, voice-activated phone calls through a nationwide wireless network. OnStar subscribers who have activated the Personal Calling feature may also access the Virtual Advisor service. The Virtual Advisor is an automated voice-activated network service developed by the Company and hosted in the Company's network operations center, that allows OnStar subscribers to access email, stock quotes, weather updates, traffic reports and up-to-the-minute news content, including sports, financial, headline, business and world news. OnStar's roll-out of the Virtual Advisor service to the approximately one million 2001 and 2002 Acura, General Motors and Saab vehicles equipped to allow Personal Calling is expected to be completed early in 2002.

Relationship with OnStar Corporation

         On November 9, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with OnStar Corporation for total consideration in the amount of $20 million. Approximately $13.8 million of that sum has been allocated to OnStar's purchase of the Company's Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, has been allocated to the development services and license rights provided to OnStar under the Development and License Agreement. Pursuant to OnStar's acquisition of the Company's Series G Preferred Stock, OnStar acquired beneficial ownership of more than 10% of the Company's outstanding common stock and has the right to elect one director to our board of directors.

Development and License Agreement with OnStar

         Pursuant to the Development and License Agreement, the Company agreed to commit a minimum of 315 person-months to develop the OnStar Virtual Advisor service and to integrate that service with the existing OnStar service. All development effort required beyond the minimum commitment was charged to OnStar at mutually agreed upon rates. The portion of the $6.2 million development and license fee recognized as revenue in 2000, together with the amount charged to OnStar for the development effort beyond the minimum 315 person-hour commitment and recognized as revenue in 2000, totaled $9.8 million, comprising 93% of the Company's revenues for the year.

         Under the Development and License Agreement, the Company also granted OnStar a world-wide, perpetual, non-transferable and irrevocable license to operate the Virtual Advisor for use primarily through equipment installed onboard vehicles. The license is exclusive for a period of one year following first commercial availability of the Virtual Advisor (which occurred January 1, 2001). The Company further agreed to refrain for five years from the date of first commercial availability from transferring or sublicensing its rights to those elements of the voice user interface developed by the Company specifically for the OnStar Virtual Advisor to any vehicle manufacturer or supplier for use in services designed primarily for use through equipment installed onboard vehicles.

Services Agreement with OnStar

         The Development and License Agreement provides that the Company initially will operate the service, which it has done pursuant to a Services Agreement entered into on May 2, 2001, and effective as of January 1, 2001. Under the Services Agreement, the Company is to (i) operate the Virtual Advisor service 24 hours a day, seven days a week, for a period of two years from the first commercial availability of the Virtual Advisor service, (ii) maintain compliance with designated performance levels, and (iii) provide second level support to OnStar. The Company also is to contract with service providers for the delivery of content, such as news and weather, to the Virtual Advisor. In consideration, OnStar is to pay the Company a minimum of $95,000 per month for utilization of the service up to 4 million minutes per month. Utilization of the services in excess of 4 million minutes per month is subject to incremental per minute rate increases, ranging from $.056 per minute for the first half million minutes in excess of 4 million minutes of use per month to $.018 per minute for minutes in excess of 20 million minutes of use per month. Should the Company fail to attain the performance levels to which it has committed, other than for reasons beyond its control, it may be obligated to credit OnStar up to approximately $75,000 of the monthly service fee for any month in which such failure occurs, depending upon the extent and duration of any such failure, and further depending upon the Company's average performance for the calendar quarter in which such failure occurs. The Services Agreement is automatically renewable for successive ninety-day periods unless either party gives the other notice of nonrenewal ninety days prior to the expiration of the then-current term.

Amendment to Development and License Agreement and Services Addendum

         The Development and License Agreement also provides that, following first commercial availability of the OnStar Virtual Advisor service, OnStar may request that the Company develop additional features and functionality for the service, which it has done from time to time, generally pursuant to change order requests. On August 1, 2001, and in order both to ensure OnStar a committed level of resources to support continued development and enhancement of the Virtual Advisor and to allow the Company an opportunity to better predict demands on its resources and related revenues and returns on revenues, OnStar and the Company entered into Amendment Number One to the Development and License Agreement, which provides that the Company will undertake such efforts pursuant only to a Services Addendum that describes the work to be performed, resources to be made available to OnStar by the Company, and the payment terms for such services.

         Under a Services Addendum executed contemporaneously with Amendment Number One, the Company agreed to dedicate a minimum of eighteen people over a period of one year to develop and implement enhancements to the Virtual Advisor service, and to support and maintain the Virtual Advisor software. In consideration, OnStar agreed to pay the Company a minimum of approximately $484,000 for each month during the term of the Services Addendum, subject to reduction only to the extent that the Company is unable to supply the resources committed. The term of the Services Addendum is renewable for subsequent one-year periods upon agreement of the parties.

Item 2 is amended to include the following paragraphs at the beginning of the section captioned "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2001, the cash assets used by the Company averaged $1.6 million per month. The Company expects that its average monthly cash requirement will increase during the third and fourth quarters of 2001, and that the Company will require a net amount of approximately $11.6 million to fund its operations through the end of the year.

The Company expects that, absent additional funding, it will have a balance of cash and cash equivalents of approximately $4 million as of the end of the year 2001. The Company believes it will be necessary to raise additional funds totaling approximately $15 million to $20 million to fund its operations through the end of 2002, and expects to raise these monies in the fourth quarter of 2001 and the first half of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

     EXHIBIT
      NUMBER                                      DESCRIPTION
      ------                                      -----------
       10.1(1)    Services Agreement dated effective January 1, 2001 between the Company and OnStar Corporation

-------------

(1) Certain portions of this document have been omitted pursuant to an Application for Confidential Treatment filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 9, 2001              /s/   KATHLEEN M. LAYTON
                                    ------------------------
                             Name:  Kathleen M. Layton
                             Title: President and Chief Executive Officer
                                    (Principal Executive Officer)



DATE: November 9, 2001              /s/   DAVID H. RUSSIAN
                                    ----------------------
                             Name:  David H. Russian
                             Title: Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                                    DESCRIPTION
    ------                                    -----------
     10.1(1)   Services Agreement dated effective January 1, 2001 between the Company and OnStar Corporation

------------

(1) Certain portions of this document have been omitted pursuant to an Application for Confidential Treatment filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.