Form 10-Q
period 2001-09-30
GENERAL MAGIC INC
filed 2001-11-14
CIK 933524

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        78,155,972 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of November 7, 2001.

================================================================================

                               GENERAL MAGIC, INC.
                          FORM 10-Q, SEPTEMBER 30, 2001
                                    CONTENTS

ITEM
NUMBER                                                                                              PAGE
------                                                                                              ----
                                       PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        a.      Condensed Consolidated Balance Sheets - September 30, 2001 and
                December 31, 2000                                                                       3

        b.      Condensed Consolidated Statements of Operations -
                Three-month periods ended September 30, 2001 and 2000
                and nine-month periods ended September 30, 2001 and 2000                                4

        c.      Condensed Consolidated Statements of Cash Flows -
                Nine-month periods ended September 30, 2001 and 2000                                    5

        d.      Notes to Condensed Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     25

                                        PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                              26

Item 2. Changes in Securities and Use of Proceeds                                                      26

Item 3. Defaults Upon Senior Securities                                                                26

Item 4. Submission of Matters to a Vote of Security Holders                                            26

Item 5. Other Information                                                                              26

Item 6. Exhibits and Reports on Form 8-K                                                               26

Signatures                                                                                             27

Exhibits                                                                                               28

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

                               GENERAL MAGIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                   2001              2000
                                                                              -------------      ------------
                                                    ASSETS

Current assets:
   Cash and cash equivalents                                                    $   5,018         $  12,344
   Short-term investments                                                           4,847             6,700
   Accounts receivable (includes related party receivables
        of $1,279 and $1,537 at September 30, 2001
        and December 31, 2000 respectively)                                         1,303             1,924
   Other current assets                                                               687               747
                                                                                ---------         ---------
       Total current assets                                                        11,855            21,715
                                                                                ---------         ---------
  Property and equipment, net                                                       4,895             8,761
  Other assets                                                                        210               497
                                                                                ---------         ---------
       Total assets                                                             $  16,960         $  30,973
                                                                                =========         =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $     749         $   1,888
   Accrued expenses                                                                 3,928             3,763
   Deferred revenue and other current liabilities                                     586               280
                                                                                ---------         ---------
       Total current liabilities                                                    5,263             5,931
   Other long-term liabilities                                                      2,014             2,161
                                                                                ---------         ---------
       Total liabilities                                                        $   7,277         $   8,092
                                                                                =========         =========
Commitments
   Redeemable, convertible Series D preferred stock, $0.001 par value
       (stated at involuntary liquidation preference)
        Authorized: 2 shares; issued and outstanding: 2001 -- 0; 2000 -- 0      $     798         $   2,023
Stockholders' equity:
   Convertible preferred stock, $0.001 par value
        Authorized: 482 shares; issued and outstanding: 2001 -- 2; 2000 -- 2            2                 2
   Common stock, $0.001 par value;
        Authorized: 150,000 shares; Issued and outstanding:
          2001 -- 74,102; 2000 -- 64,861                                               74                65
   Additional paid-in capital                                                     344,117           334,544
   Less treasury stock, at cost: 2001 -- 46; 2000 -- 46                              (203)             (203)
   Accumulated other comprehensive gain/(loss)                                          5                (3)
   Accumulated deficit                                                           (335,110)         (313,547)
                                                                                ---------         ---------
       Total stockholders' equity                                                   8,885            20,858
                                                                                ---------         ---------
                                                                                $  16,960         $  30,973
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

                               GENERAL MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE-MONTH PERIODS ENDED         NINE-MONTH PERIODS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -------------------------         -------------------------
                                                                  2001             2000             2001             2000
                                                                --------         --------         --------         --------
Revenues:
   Service revenue -- related party ........................    $  1,579         $  3,017         $  3,577         $  7,633
   Service revenue .........................................          33              116              202              351
   Licensing revenue .......................................           7               50               38               57
                                                                --------         --------         --------         --------
           Total revenue ...................................       1,619            3,183            3,817            8,041
   Costs and expenses:
       Cost of service revenue -- related party ............         505              975            1,441            3,505
       Network operations ..................................       1,308            1,291            4,360            7,319
       Research and development ............................       1,473            1,817            4,576            4,809
       Selling, general and administrative .................       3,050            2,792           10,632           14,616
       Depreciation and amortization .......................       1,451            1,588            4,276            4,596
       Compensation expense associated with stock ..........          --               (7)              --              246
                                                                --------         --------         --------         --------
           Total costs and expenses ........................       7,787            8,456           25,285           35,091
                                                                --------         --------         --------         --------
Loss from operations .......................................      (6,168)          (5,273)         (21,468)         (27,050)
Other income/(expense) net .................................         115             (748)             607              (80)
                                                                --------         --------         --------         --------
Loss before income taxes ...................................      (6,053)          (6,021)         (20,861)         (27,130)
Income taxes ...............................................           1                6                2               32
                                                                --------         --------         --------         --------
           Net loss ........................................    $ (6,054)        $ (6,027)        $(20,863)        $(27,162)
Dividends on preferred stock ...............................        (485)             (84)            (700)            (339)
Favorable conversion rights for Series H preferred stock ...          --               --               --           (7,366)
                                                                --------         --------         --------         --------
Loss applicable to common stockholders .....................    $ (6,539)        $ (6,111)        $(21,563)        $(34,867)
                                                                ========         ========         ========         ========
Basic and diluted loss per share ...........................    $  (0.09)        $  (0.10)        $  (0.31)        $  (0.65)
                                                                ========         ========         ========         ========
Shares used in computing per share amounts .................      71,035           59,716           69,085           53,240



      The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE-MONTH PERIODS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------
                                                                              2001             2000
                                                                          --------         --------
Cash flows from operating activities:
Net loss .........................................................        $(20,863)        $(27,162)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation and amortization ....................................           4,266            4,596
Loss on disposition of property and equipment ....................              26               22
Compensation expense associated with stock options ...............              (1)             246
Write down of investment in unconsolidated affiliate .............              --            1,083
Changes in items affecting operations:
Accounts receivable -- related party .............................             258           (1,672)
Other current assets .............................................             427             (221)
Accounts payable, accrued expenses and other liabilities .........          (1,121)          (4,370)
Deferred revenue .................................................             306           (5,895)
                                                                          --------         --------
        Net cash used in operating activities ....................         (16,702)         (33,373)
                                                                          --------         --------
Cash flows from investing activities:
Purchases of short-term investments ..............................          (6,447)         (13,791)
Proceeds from sales and maturities of short-term investments .....           8,300           13,800
Purchases of property and equipment ..............................            (135)          (2,694)
Other assets .....................................................              (4)            (189)
                                                                          --------         --------
        Net cash provided by (used in) investing activities ......           1,714           (2,874)
                                                                          --------         --------
Cash flows from financing activities:
Proceeds from sale of common stock and warrants ..................           8,074            4,825
Proceeds from exercise of Series E warrant .......................              --            1,000
Proceeds from sale of Series H preferred stock ...................              --           20,640
Preferred stock dividends ........................................            (416)              --
Other long-term liabilities ......................................               4              366
                                                                          --------         --------
        Net cash provided by financing activities ................           7,662           26,831
                                                                          --------         --------
Net decrease in cash and cash equivalents ........................          (7,326)          (9,416)
                                                                          --------         --------
Cash and cash equivalents, beginning of period ...................          12,344           23,045
                                                                          --------         --------
Cash and cash equivalents, end of period .........................        $  5,018         $ 13,629
                                                                          ========         ========
Supplemental disclosures of cash flow information:
Income taxes paid during the period ..............................        $      1         $     33
Non-cash investing and financing activity:
Preferred stock dividends ........................................        $    284         $    339
Conversion of Series A preferred stock into common stock .........              --            8,128
Conversion of Series D preferred stock into common stock .........           1,192            4,993
Conversion of Series F preferred stock into common stock .........           2,074            4,341
Conversion of Series E preferred stock into common stock .........              --            5,656
Conversion of Series H preferred stock into common stock .........              --           10,848
Beneficial conversion feature of Series H preferred stock ........              --            7,366



      The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

                               GENERAL MAGIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) considered necessary for the fair presentation of financial condition, results of operations and cash flows of General Magic, Inc. (the "Company") for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000, including notes and accounting policies attached thereto, included in the Company's Annual Report on Form 10-K which was filed with the SEC on April 2, 2001.

        The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results expected for the current year or any other period.

        For the three-month period ended September 30, 2001, the cash assets used by the Company averaged $1.9 million per month. The Company expects that its monthly cash requirement will increase slightly during the fourth quarter of 2001, and that it will require a net amount up to $6.5 million to fund its operations through the balance of the year 2001.

        The Company expects that, absent additional funding, its cash, cash equivalents and short-term investment balances of $9.9 million as of September 30, 2001 will be adequate to fund the Company's operations through February, 2002. The Company believes it will be necessary to raise additional capital of at least $15 million to $20 million to fund its operations through the end of 2002 and expects to raise these monies in the fourth quarter of 2001 and the first half of 2002. To accomplish this end, the Company has entered into a financing arrangement with Ladenburg Thalmann & Co., Inc., a New York based investment banking firm, to raise up to $15 million through the placement of the Company's securities with institutional investors. However, Ladenburg Thalmann is not obligated to purchase any of the Company's securities and there is no assurance that Ladenburg Thalmann will be successful in its efforts to identify institutional investors to invest in the Company's securities. In addition, the Company is engaged in discussions with other broker-dealers and investment bankers to negotiate the terms of a non-exclusive engagement by which such parties will seek to procure a private placement of the Company's common stock to institutional investors to be identified and introduced to the Company by such parties. There can be no assurance that the Company will reach an agreement with those additional parties or that, if the Company and such parties reach an agreement, such parties will be successful in their efforts to identify institutional investors to invest in the Company's securities. Accordingly, no assurance can be given that the Company will be able to raise sufficient funds to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the costs and expenses associated with its operating activities, such as its cost of revenues, the costs of operating its network operations center, and selling, general and administrative costs; the market acceptance and competitive position of its voice application services and products; the Company's ability to timely deliver its Enterprise Platform voice infrastructure product; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees and other revenue from its products and services; the equipment required to support the network operations for these services; the levels of promotion required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services.

        On September 26, 2001 the Company reached an agreement with certain of its investors who held more than 40 percent of the then-outstanding Series D and Series F preferred stock through which such investors converted all of their Series D and Series F preferred stock holdings into the Company's common stock and the Company redeemed all warrants held by them to purchase shares of the Company's common stock. The Company paid the investors $400,000, together with $16,000 in legal fees, for a total of $416,000, as an inducement to such investors to convert their preferred stock holdings, which is reflected as dividends on preferred stock paid in the third quarter so that the inducement will be properly reflected in the loss applicable to the Company's common stockholders in calculating loss per share. The conversion price for the Series D and Series F preferred stock was $1.08 and $0.81 per share respectively.

        Under a second agreement, effective as of October 15, 2001, to be accounted for in the fourth quarter of 2001, the remaining investors in the Company's Series D and Series F preferred stock converted their Series D and Series F preferred stock, and returned all warrants held by them and approximately 480,000 shares of common stock in exchange for notes aggregating $1,250,000, to be paid over the next 18 months. See Note 4 to the Condensed Consolidated Financial Statements.

        Holders of the Company's Series H preferred stock have a redemption right if the Company provides notice to any holder of Series H preferred stock, including by way of public announcement, of its intention not to comply with proper requests for conversion of any of the preferred shares into common stock, or upon the Company's failure to deliver conversion shares within five days of a requested or mandatory conversion. As of September 30, 2001, 580 shares of Series H preferred stock were outstanding. The redemption value of these shares could total an amount that, depending on the outcome of certain factors that cannot be predicted by the Company at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than approximately $7.8 million.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

        A summary of property and equipment follows (in thousands):

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          2001               2000
                                                      -------------       ------------
Network operations center                               $ 14,632           $ 14,926
Office equipment and computers                             6,607              6,659
Furniture and fixtures                                     2,252              2,230
Leasehold improvements                                     1,438              1,425
                                                        --------           --------
                                                          24,929             25,240
Less accumulated depreciation and amortization           (20,034)           (16,479)
                                                        --------           --------
                                                        $  4,895           $  8,761
                                                        ========           ========


ACCRUED EXPENSES

        A summary of accrued expenses follows (in thousands):

                            SEPTEMBER 30,   DECEMBER 31,
                                2001            2000
                            -------------   ------------
Employee compensation          $1,910          $2,228
Other                           2,018           1,535
                               ------          ------
                               $3,928          $3,763
                               ======          ======

TOTAL OTHER INCOME (EXPENSE), NET

        A summary of other income (expense) follows (in thousands):

                                           THREE-MONTH PERIOD             NINE-MONTH PERIOD
                                                  ENDED                          ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                         ----------------------         ----------------------
                                          2001           2000            2001           2000
                                         -------        -------         -------        -------
Interest income                          $   115        $   325         $   562        $ 1,004
Gain on sale of assets                        --             --              45             --
Loss on investment in DSI                     --         (1,083)             --         (1,083)
Other                                         --             10              --             (1)
                                         -------        -------         -------        -------
Total other income (expense), net        $   115        $  (748)        $   607        $   (80)
                                         =======        =======         =======        =======

NEW PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, 142 and 143.

        SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. SFAS No. 141 and No. 142 will not have a material effect on the Company's consolidated financial position and results of operations.

        SFAS No. 143 "Accounting for Asset Retirement Obligations" requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS 143 on its consolidated financial position and results of operations.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is reviewing the impact of SFAS 144 on its consolidated financial position and results of operations.

NOTE 3: NET LOSS PER SHARE (in thousands)

        Basic and diluted loss per share are computed by dividing loss applicable to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Since the Company has had net losses for all periods presented, basic and diluted loss per share are equal. The computation of diluted loss per share does not include common stock issuable upon the exercise of outstanding options or warrants or upon the conversion of outstanding preferred stock as the impact would have been antidilutive for the periods presented. Stock options and warrants outstanding and preferred stock convertible to common stock are as follows:

                                                                                      SEPTEMBER 30,
                                                                                   --------------------
                                                                                    2001          2000
                                                                                   ------        ------
Stock options                                                                      10,546         8,405
Warrants for the purchase of common stock                                           5,348         5,766
Shares of common stock issuable upon conversion of Series D preferred stock           737         1,187

Shares of common stock issuable upon conversion of Series F preferred stock         3,845         3,340

Shares of common stock issuable upon conversion of Series G preferred stock         8,907         8,907

Shares of common stock issuable upon conversion of Series H preferred stock         1,000           980
                                                                                   ------        ------
                                                                                   30,383        28,585
                                                                                   ======        ======

NOTE 4: PREFERRED STOCK

     On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash less offering expenses to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each share of Series D preferred stock accrued dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of the Series D preferred stock was $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and was payable pari passu with the Series F, Series G and Series H preferred stock and in preference to the holders of common stock. Each share of Series D preferred stock was convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $1.084 (the "Series D Conversion Price"). The Series D Conversion Price was subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each September and March until March 30, 2002, to an amount equal to 110% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series D Reset Price") if the Series D Reset Price was less than the then-effective Series D Conversion Price. The Series D Conversion Price reset effective March 31, 2001. The Series D Conversion Price did not reset effective September 30, 2001 as a result of a Conversion and Exchange Agreement entered between the Company and the remaining investors, effective October 15, 2001 and prior to the end of the repricing period.

        On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F Convertible Preferred Stock. Each share of Series F preferred stock accrued dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). The liquidation preference of the Series F preferred stock was $10,000 per share plus any accrued but unpaid dividends and unpaid default interest on cash dividends, and was payable pari passu with the Series D, Series G and Series H preferred stock and in preference to the holders of common stock. Each share of Series F preferred stock was convertible into shares of the Company's common stock at a conversion rate obtained by dividing the liquidation preference by $0.8136 (the "Series F Conversion Price"). The Series F Conversion Price was subject to adjustment upon certain events, including, without limitation, adjustment following the last day of each December, March, June and September until March 30, 2002, to an amount equal to 90% of the average of the closing bid prices of the Company's common stock during the ten trading days immediately after each such date (the "Series F Reset Price") if the Series F Reset Price was less than the then-effective Series F Conversion Price. The Series F Conversion Price reset effective June 30, 2001. The Series F Conversion Price did not reset effective September 30, 2001 as a result of a Conversion and Exchange Agreement entered between the Company and the remaining investors, effective October 15, 2001 and prior to the end of the repricing period.

        Preferred stock outstanding as of September 30, 2001 was as follows:

                                   SEPTEMBER 30,
                                ------------------
                                 2001         2000
                                -----        -----
Series D preferred stock           71          186
Series F preferred stock          278          428
Series G preferred stock        1,500        1,500
Series H preferred stock          580          580

        During the nine-month period ended September 30, 2001, 115 shares of the Series D preferred stock were converted into 1.2 million shares of common stock and 150 shares of the Series F preferred stock were converted into 2.1 million shares of common stock. Between September 30, 2001 and October 16, 2001 all of the remaining shares of Series D preferred stock and Series F preferred stock were converted pursuant to the Conversion and Exchange Agreement effective October 15, 2001. See Note 1 to the Condensed Consolidated Financial Statements.

        Preferred stock outstanding as of October 17, 2001 was as follows:


                                 OCTOBER 17,       SEPTEMBER 30,
                                    2001              2000
                                 ----------        -------------
Series D preferred stock                --                186
Series F preferred stock                --                428
Series G preferred stock             1,500              1,500
Series H preferred stock               580                580

        Adjustments to accumulated deficit of approximately $700 thousand were recorded in the nine-month period ended September 30, 2001 related to dividends on preferred stock. Adjustments to accumulated deficit of approximately $7.7 million were recorded in the nine-month period ended September 30, 2000 related to dividends on preferred stock and favorable conversion rights on Series H preferred stock for the period.

NOTE 5: SEGMENT REPORTING

        The Company's operating segments are defined as components of the enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company operates in a single operating segment, voice application software and services. Total revenue for the nine-month periods ended September 30, 2001 and 2000, was related to voice application services.

NOTE 6: RELATED PARTY

        On November 9, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with General Motors Corporation through its OnStar Corporation subsidiary for total consideration in the amount of $20 million. Approximately $13.8 million of that sum has been allocated to purchase of the Company's Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, has been allocated to development services and license rights provided to OnStar under the Development and License Agreement. The allocation was based on the relative fair values of the preferred stock and the warrants issued in connection with the transaction, and the Development and License Agreement. The fair value of the preferred stock was calculated by reference to the number of common shares into which the preferred stock could be converted. The fair value of the warrants was calculated using an options pricing model with the following variables: term of 3 years; volatility of 104.3%; common stock price of $2.31 per share; a risk-free interest rate of 5.9%; and an exercise price of $1.68 per share. The fair value of the Development and License Agreement was calculated by applying a rate per hour to the number of hours then expected to complete the work as originally specified. As a result of the transaction, General Motors has the right to vote as of September 30, 2001, 10.7% of the voting stock of the Company and to elect one director to the Company's board of directors.

        Since that date, the Company has entered into further development and service arrangements with OnStar including a Service Agreement that was entered into in May 2001, effective January 1, 2001, whereby the Company operates the Virtual Advisor service, maintains compliance with designated service levels and provides second level support to OnStar, and a Service Addendum effective August 1, 2001, pursuant to which the Company is providing a fixed level of effort to develop and implement enhancements to the Virtual Advisor Service and to support and maintain the Virtual Advisor software. For more information on the Company's relationship with OnStar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

        For the nine-month period ended September 30, 2001, and September 30, 2000, OnStar accounted for 94% and 95% of total revenue, respectively. This customer accounted for 98% and 80% of accounts receivable as of September 30, 2001 and December 31, 2000, respectively.

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

        General Magic, Inc.'s software products and services are designed to enable businesses to rapidly and efficiently develop and deliver automated services over the telephone using personality-rich conversational voice user interfaces that provide mobile access to enterprise, Internet and telecommunication information and services. Our open-standards based magicTalk(TM) Enterprise Platform and patented personality rich voice user interface design features and methodology provide the foundation for our products, which are supported by our speech and language services and voice hosting services. Our principal target market is businesses that desire to offer automated voice access to information and services over the telephone.

MAGICTALK ENTERPRISE PLATFORM

        The magicTalk Enterprise Platform is designed to enable businesses to rapidly design and deploy automated, integrated, personalized, scenario-driven voice and web applications. With the magicTalk Enterprise Platform, businesses will be able to add automated but conversational voice-access to enterprise systems while leveraging existing e-business infrastructure investments and reducing internal application development time.

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

ONSTAR VIRTUAL ADVISOR

        The Company's primary source of revenue is its relationship with OnStar Corporation, a subsidiary of General Motors Corporation, a stockholder of the Company that beneficially owns more than 10% of the Company's outstanding securities, has the right to elect one member of the Company's board of directors. The service delivered by OnStar is an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite network and wireless technologies to provide, through live advisors, accident assistance, stolen vehicle tracking, emergency services, roadside assistance with location, remote door unlock, remote diagnostics, route support, OnStar Concierge and other convenience and information services to OnStar subscribers. The OnStar service includes a Personal Calling feature that allows OnStar subscribers who have purchased wireless minutes to make and receive hands-free, voice-activated phone calls through a nationwide wireless network. OnStar subscribers who have activated the Personal Calling feature and prepurchased wireless minutes may also access the Virtual Advisor service. The Virtual Advisor is an automated voice-activated network service developed by the Company and hosted in the Company's network operations center, that allows OnStar subscribers to access email, stock quotes, weather updates, traffic reports and up-to-the-minute news content, including sports, financial, headline, business and world news from their vehicles. OnStar's roll-out of the Virtual Advisor service to the approximately one million 2001 and 2002 Acura, General Motors and Saab vehicles equipped to allow Personal Calling is expected to be completed early in 2002.

Relationship with OnStar Corporation

        On November 9, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with General Motors Corporation through its OnStar Corporation subsidiary for total consideration in the amount of $20 million. Approximately $13.8 million of that sum has been allocated to General Motor's purchase of the Company's Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, has been allocated to the development services and license rights provided to OnStar under the Development and License Agreement. Pursuant to this transaction, General Motors Corporation acquired beneficial ownership of more than 10% of the Company's outstanding common stock and has the right to elect one director to the Company's board of directors.

Development and License Agreement with OnStar

        Pursuant to the Development and License Agreement, the Company agreed to commit a minimum of 315 person-months to develop the OnStar Virtual Advisor service and to integrate that service with the existing OnStar service. The Company exceeded this minimum commitment in mid-year 2000. All development effort required beyond the minimum commitment was charged to OnStar at mutually agreed upon charges. The portion of the $6.2 million development and license fee recognized as revenue in 2000, together with the amount charged to OnStar for the development effort beyond the minimum 315 person-hour commitment and recognized as revenue in 2000, totaled $9.8 million, comprising 93% of the Company's revenues for the year. For the nine-month period ended September 30, 2001, OnStar Corporation accounted for 94% of the Company's total revenue.

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

Services Agreement with OnStar

        The Development and License Agreement provides that the Company initially will operate or "host" the service, which it has done pursuant to a Services Agreement entered into on May 2, 2001, and effective as of January 1, 2001. Under the Services Agreement, the Company is to (i) operate the Virtual Advisor service 24 hours a day, seven days a week, for a period of two years from the first commercial availability of the Virtual Advisor service (which occurred in January 2001), (ii) maintain compliance with designated performance levels, and (iii) provide second level support to OnStar. The Company also has agreed to contract with service providers for the delivery of content, such as news and weather, to the Virtual Advisor. In consideration, OnStar is to pay the Company a minimum of $95,000 per month for utilization of the service up to 4 million minutes per month. Utilization of the services in excess of 4 million minutes per month is subject to incremental per minute rate increases, ranging from $.056 per minute for the first half million minutes in excess of 4 million minutes of use per month to $.018 per minute for minutes of use in excess of 20 million minutes per month. Should the Company fail to attain the performance levels to which it has committed, other than for reasons beyond its control, it may be obligated to credit OnStar up to approximately $75,000 of the monthly service fee for any month in which such failure occurs, depending upon the extent and duration of any such failure, and further depending upon the Company's average performance for the calendar quarter in which such failure occurs. The Services Agreement is automatically renewable for successive ninety-day periods unless either party gives the other notice of nonrenewal ninety days prior to the expiration of the then-current term.

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

        Under a Services Addendum executed contemporaneously with Amendment Number One, the Company agreed to dedicate a minimum of eighteen people over a period of one year to develop and implement enhancements to the Virtual Advisor service, and to support and maintain the Virtual Advisor software. In consideration, OnStar agreed to pay the Company a minimum of approximately $484,000 for each month during the term of the Services Addendum, from August 2001 through July 2002, subject to reduction only to the extent that the Company is unable to supply the resources committed. The term of the Services Addendum is renewable for subsequent one-year periods upon agreement of the parties.

        We are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial resources to meet our requirements; achieve market acceptance for our voice application services and products; establish and maintain relationships with businesses with high volume customer interactions; establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our services and products to permit us to operate profitably; and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

RESULTS OF OPERATIONS

        For the three-month period ended September 30, 2001, the Company incurred a net loss of $6.5 million, or $0.09 per share applicable to common stockholders, compared to a net loss of $6.1 million, or $0.10 per share, for the three-month period ended September 30, 2000. The net loss per share applicable to common stockholders for the three-month period ended September 30, 2001, included the net loss for the period and $485 thousand in adjustments to accumulated deficit related to dividends on preferred stock. The net loss per share applicable to common stockholders for the three-month period ended September 30, 2000, included the net loss for the period and $84 thousand in adjustments to accumulated deficit related to dividends on preferred stock.

        For the nine-month period ended September 30, 2001, the Company incurred a net loss applicable to common stockholders, of $21.6 million, or $0.31 per share compared to a net loss of $34.9 million, or $0.65 per share for the nine-month period ended September 30, 2000. The net loss per share applicable to common stockholders for the nine-month period ended September 30, 2001 included the net loss for the period and $700 thousand in adjustments to accumulated deficit related to dividends on preferred stock issued during the period. The net loss per share applicable to stockholders for the nine-month period ended September 30, 2000 included the net loss for the period and $7.7 million in adjustments to accumulated deficit related to dividends on preferred stock and favorable conversion rights on Series H preferred stock issued during the period.

TOTAL REVENUE

        Total revenue for the three-month period ended September 30, 2001 was $1.6 million compared to $3.2 million for the three-month period ended September 30, 2000. The decrease in revenues for the three-month period ended September 30, 2001, compared to the same period ended September 30, 2000, was primarily due to a reduction in revenues associated with the initial development of the OnStar Virtual Advisor and was partially offset by new revenues resulting from development of new features and functionality for the Virtual Advisor service and maintenance, hosting and support of the service.

        Total revenue for the nine-month period ended September 30, 2001, was $3.8 million compared to $8.0 million for the nine-month period ended September 30, 2000. The decrease in revenues for the nine-month period ended September 30, 2001, compared to the same period ended September 30, 2000, was due to a reduction in revenues associated with the initial development of the OnStar Virtual Advisor and was partially offset by new revenues resulting from development of new features and functionality for the Virtual Advisor service and maintenance, hosting and support of the service. Total revenue consists primarily of development, support, and hosting fees for the Virtual Advisor for OnStar and subscription fees for the Portico service. The Company expects to recognize revenue related to the OnStar development and hosting agreements and other customers through fiscal year 2001. These revenues include development fees, licensing fees, hosting fees, professional services fees, and support fees. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company's revenues and results of operations will be materially adversely affected.

COST OF SERVICE REVENUE

        Cost of service revenue for the three-month period ended September 30, 2001, was $505 thousand compared to $1.0 million for the three-month period ended September 30, 2000. The decrease in cost of service revenue for the three-month period ended

September 30, 2001, compared to the same period ended September 30, 2000, was primarily due to a reduction in initial development costs associated with the OnStar Virtual Advisor, offset by the cost of the development of new features and functionality for the Virtual Advisor service and maintenance, hosting and support of the service.

        Cost of service revenue for the nine-month period ended September 30, 2001, was $1.4 million compared to $3.5 million for the nine-month period ended September 30, 2000. The decrease in cost of service revenue for the nine-month period ended September 30, 2001, compared to the same period ended September 30, 2000, was primarily due to a reduction in initial development costs associated with the OnStar Virtual Advisor, offset by the cost of the development of new features and functionality for the Virtual Advisor service, and maintenance, hosting and support of the service. Cost of service revenue consists of costs related to the development and support of the Virtual Advisor for OnStar.

NETWORK OPERATIONS

        Network operations expense for the three-month period ended September 30, 2001, was $1.3 million compared to $1.3 million for the three-month period ended September 30, 2000.

        Network operations expense for the nine-month period ended September 30, 2001, was $4.4 million compared to $7.3 million for the nine-month period ended September 30, 2000. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support, access costs associated with the telephony and data network, and royalties paid to software and content providers. The decreases for the nine-month period ended September 30, 2001 compared to the same period ended September 30, 2000, were due primarily to the discontinuation of the myTalk service and the reduction of the associated telecommunications charges.

RESEARCH AND DEVELOPMENT

        Research and development expense for the three-month period ended September 30, 2001, was $1.5 million, compared to $1.8 million for the three-month period ended September 30, 2000. The decrease in the three-month period ended September 30, 2001, compared to the same period ended September 30, 2000, was primarily due to a reduction in third party engineering fees.

        Research and development expense for the nine-month period ended September 30, 2001, was $4.6 million, compared to $4.8 million for the nine-month period ended September 30, 2000. The decrease in the nine-month period ended September 30, 2001, compared to the same period ended September 30, 2000, was primarily due to a reduction in third party engineering fees.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expense for the three-month period ended September 30, 2001, was $3.1 million, compared to $2.8 million for the three-month period ended September 30, 2000. Selling, general and administrative expenses for the three-month period ended September 30, 2001 compared to the same period ended September 30, 2000, have increased due to an increase in selling headcount offset by reduced marketing and advertising expenses associated with the discontinuation of the myTalk service.

        Selling, general and administrative expense for the nine-month period ended September 30, 2001, was $10.6 million, compared to $14.6 million for the nine-month period ended September 30, 2000. Selling, general and administrative expenses for the nine-month period ended September 30, 2001 compared to the same period ended September 30, 2000 have decreased due primarily to a reduction in headcount coupled with reduced marketing and advertising expenses associated with the discontinuation of the myTalk service.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense for the three-month period ended September 30, 2001 was $1.5 million, compared to $1.6 million for the three-month period ended September 30, 2000. There was no significant increase in capital expenditures during the period.

        Depreciation and amortization expense for the nine-month period ended September 30, 2001 was $4.3 million, compared to $4.6 million for the nine-month period ended September 30, 2000. There was no significant increase in capital expenditures during the period.

TOTAL OTHER INCOME (EXPENSE), NET

        The Company had other income of $115 thousand in the three-month period ended September 30, 2001, that consisted primarily of interest income compared to other expense of $748 thousand in the three-month period ended September 30, 2000. During the three-month period ended September 30, 2000, the Company recorded a write-down of $1.1 million on the investment in DataRover Mobile Systems, Inc., now known as Icras, Inc. ("DSI"). This write-down was partially offset by interest income of $325 thousand.

        The Company had other income of $607 thousand in the nine-month period ended September 30, 2001, and other expense of $80 thousand in the nine-month period ended September 30, 2000. Excluding the losses associated with DSI, other income (expense), net consisted primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of liquidity are its cash, cash equivalents and short-term investment balances that totaled $9.9 million as of September 30, 2001, down $9.1 million from $19.0 million as of December 31, 2000.

        For the three month period ended September 30, 2001, the cash assets used by the Company averaged $1.9 million per month. The Company expects that its monthly cash requirement will increase slightly during the fourth quarter of 2001, and that the Company will require a net amount up to $6.5 million to fund its operations through the balance of the year 2001.

        The Company expects that, absent additional funding, its cash, cash equivalents and short-term investment balances of $9.9 million as of September 30, 2001 will be adequate to fund the Company's operations through February, 2002. The Company believes it will be necessary to raise additional capital of at least $15 million to $20 million to fund its operations through the end of 2002 and expects to raise these monies in the fourth quarter of 2001 and the first half of 2002. To accomplish this end, the Company has entered into a financing arrangement with Ladenburg Thalmann & Co., Inc., a New York based investment banking firm, to raise up to $15 million through the placement of the Company's securities with institutional investors. However, Ladenburg Thalmann is not obligated to purchase any of the Company's securities and there is no assurance that Ladenburg Thalmann will be successful in its efforts to identify institutional investors to invest in the Company's securities. In addition, the Company is engaged in discussions with other broker-dealers and investment bankers to negotiate the terms of a non-exclusive engagement by which such parties will seek to procure a private placement of the Company's common stock to institutional investors to be identified and introduced to the Company by such parties. There can be no assurance that the Company will reach an agreement with those additional parties or that, if the Company and such parties reach an agreement, such parties will be successful in their efforts to identify institutional investors to invest in the Company's securities. Accordingly, no assurance can be given that the Company will be able to raise sufficient funds to meet its needs. The Company's capital requirements will depend on many factors, including, but not limited to, the costs and expenses associated with its operating activities, such as its cost of revenues, the costs of operating its network operations center, and selling, general and administrative costs; the market acceptance and competitive position of its voice application services and products; the Company's ability to timely deliver its Enterprise Platform voice infrastructure product; the Company's ability to attract and secure key business relationships; the Company's ability to generate licensing fees and royalties, professional services fees, hosting services fees and other revenue from its products and services; the equipment required to support the network operations for these services; the levels of promotion required to market the Company's products and services and attain a competitive position in the marketplace; the extent to which the Company invests in new technology and management and staff infrastructure to support its business; and the response of competitors to the Company's products and services.

        If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company will be required to significantly limit its operations, which will have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

        On September 7, 2000, the investment banking firm of Ladenburg Thalmann executed a letter agreement with the Company whereby Ladenburg Thalmann agreed to act as the Company's exclusive placement agent for the offering of up to $45,000,000 worth of the Company's common stock on a "reasonable best efforts" basis (the "Agreement"). From November 29, 2000 through July 18, 2001, the Company consummated sales of 9,545,410 shares of its common stock to institutional investors identified by Ladenburg Thalmann for an aggregate purchase price of $16,599,313. This arrangement with Ladenburg Thalmann expired on March 31, 2001.

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

        The Company is currently engaged in discussions with other placement agents to discuss the terms of a non-exclusive engagement by which such parties will seek to procure a private placement of the Company's common stock to institutional investors to be identified and introduced to the Company by such parties. The Company expects such arrangements to complement the efforts of Ladenburg Thalmann, should the Company and one or more of such parties be able to reach an agreement on the terms of such an engagement. The Company expects that any such placement agent agreement will be on a reasonable best efforts basis.

        On September 26, 2001 the Company reached an agreement with certain of its investors who held more than 40 percent of the then-outstanding Series D and Series F preferred stock through which such investors converted all of their Series D and Series F preferred stock holdings into the Company's common stock and the Company redeemed all warrants held by them to purchase shares of the Company's common stock. The Company paid the investors $400,000, together with $16,000 in legal fees, for a total of $416,000, as an inducement to such investors to convert their preferred stock holdings, which is reflected as dividends on preferred stock paid in the third quarter so that the inducement will be properly reflected in the loss applicable to the Company's common stockholders in calculating loss per share. The conversion price for the Series D and Series F preferred stock was $1.08 and $0.81 per share respectively.

        Under a second agreement, effective as of October 15, 2001, to be accounted for in the fourth quarter of 2001, the remaining investors in the Company's Series D and Series F preferred stock, converted their Series D and Series F preferred stock, and returned all warrants held by them and approximately 480,000 shares of common stock in exchange for notes aggregating $1,250,000, to be paid over the next 18 months. See Note 4 to the Condensed Consolidated Financial Statements.

        Holders of the Company's Series H preferred stock have a redemption right if the Company provides notice to any holder of Series H preferred stock, including by way of public announcement, of its intention not to comply with proper requests for conversion of any of the preferred shares into common stock, or upon the Company's failure to deliver conversion shares within five days of a requested or mandatory conversion. As of September 30, 2001, 580 shares of Series H preferred stock were outstanding. The redemption value of these shares could total an amount that, depending on the outcome of certain factors that cannot be predicted by the Company at this time, such as the future closing bid prices of our common stock, may exceed, but would not be less than approximately $7.8 million.

        In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligations under seven of these agreements, and is subject to the following obligations under the remaining agreement. The Company has agreed to refund a licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of September 30, 2001, this obligation was classified in other long term liabilities and totaled $2.0 million. The Company does not expect the licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

        Since the Company's inception, it has generated only minimal revenues and has relied principally on third party financing to fund its operations. The Company has incurred significant losses and has substantial negative cash flow. As of September 30, 2001, the Company had an accumulated deficit of $335.1 million, with a net loss of $21.6 million for the nine-month period ended September 30, 2001. The Company expects to incur significant losses for approximately the next fifteen months.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

        Since our inception, we have incurred significant losses, including a loss of $21.6 million for the nine-month period ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $335.1 million. We expect to have net losses and negative cash flow for at least the next fifteen months. We plan to continue to spend significant amounts to develop, enhance and maintain our voice application products, services and technologies and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain profitability, the price of our stock may decline substantially.

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

        On June 28, 2001, we entered into a non-exclusive placement agent and financial advisory agreement with the investment banking firm of Ladenburg Thalmann & Co., Inc. pursuant to which Ladenburg Thalmann agreed to assist us in the offering of up to $15,000,000 worth of our common stock on a "reasonable best efforts" basis. Under this arrangement, Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. Any additional securities offered by us pursuant to this arrangement with Ladenburg Thalmann will be offered by us under a prospectus supplement to be delivered pursuant to the registration statement of which this prospectus is a part.

        Ladenburg Thalmann is not committed to purchase any of our securities, regardless of whether it does or does not successfully identify others to purchase our securities. We, in turn, are not obligated to sell any of our securities to any prospective purchaser successfully identified by Ladenburg Thalmann.

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

WE MUST ESTABLISH AND MAINTAIN RELATIONSHIPS WITH CUSTOMERS AND PARTNERS TO GENERATE REVENUES.

        Our business model for voice application products and services depends on generation of revenue from licensing of our magicTalk voice platform and from fees for speech and language consulting services and for voice application hosting services. Our success in generating these revenues depends on our ability to establish and maintain relationships with our existing customers, such as OnStar Corporation, the Company's principal customer, and with other organizations that engage in high-volume customer interactions, such as companies with customer relationship management applications, established eCommerce businesses, and value-added telecommunications providers, and with partners that currently provide technology solutions to these businesses. Competition for relationships with companies such as these is extremely intense.

WE CURRENTLY RELY ON A MAJOR CUSTOMER FOR SUBSTANTIALLY ALL OF OUR REVENUES. AS A RESULT, OUR INABILITY TO SECURE ADDITIONAL SIGNIFICANT CUSTOMERS DURING A GIVEN PERIOD OR THE LOSS OF OUR MAJOR CUSTOMER COULD CAUSE OUR QUARTERLY RESULTS OF OPERATION TO SUFFER SIGNIFICANTLY.

        During the nine-month period ended September 30, 2001, related party revenue approximated 94% of our total revenues, and was derived from a single customer, OnStar Corporation, a subsidiary of General Motors Corporation that is a stockholder of the Company that beneficially owns more than 10% of the Company's outstanding securities, and has the right to elect one member to the Company's board of directors. Any delay in the continuing deployment of the OnStar Virtual Advisor service, developed and deployed by General Magic in our network operations center, or in the expected rate of customer adoption of the service, could result in revenues and operating results for any quarter that are lower than projected. OnStar is not contractually obligated to purchase further development services from us after the expiration of the Services Addendum in August 2002, or to extend the network operations contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its network operations agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. Our dependence on OnStar makes it difficult to forecast quarterly operating results, which could cause our stock price to be volatile or to decline.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS.

        Our common stock is currently listed on The Nasdaq National Market under the symbol "GMGC." However, there is a significant risk that we may be delisted from The Nasdaq National Market. If we do not raise sufficient capital or generate sufficient additional revenues in the fourth quarter of 2001, we may not be able to meet NASDAQ's $4 million "net tangible assets" test. As of September 30, 2001, the value of our net tangible assets was approximately $9 million.

        In addition, on August 15, 2001, we received a letter from NASDAQ advising us that our common stock had failed to maintain the minimum bid price requirement for the continued listing of our common stock on The Nasdaq National Market and that we would be provided with 90 calendar days in which to regain compliance with the rule or our common stock would be delisted from that market. On October 8, 2001, however, we received another letter from NASDAQ informing us that NASDAQ implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq National Market in response to the extraordinary market conditions following the tragedy of September 11th. Accordingly, NASDAQ closed the matter raised in the letter of August 15. The moratorium, which applies to all companies subject to the minimum bid and public float requirements, suspends such requirements until January 2, 2002. On January 2, 2002, NASDAQ plans to resume enforcement of these standards on a prospective basis.

        If NASDAQ lifts the moratorium on the minimum bid and public float requirements on January 2, 2002, as it announced that it intends to do, then there is a risk that our common stock may be unable to meet those requirements at that time. In such a case, the Company expects to consider all the options available to it to maintain the listing of its common stock.

        The delisting of our common stock from The Nasdaq National Market would result in a material reduction in some or all of the following, each of which may have a material adverse effect on our investors:

        -       the liquidity of our common stock;

        -       the market price of our common stock;

        - the number of institutional investors that will consider investing in our common stock;

        - the number of investors in general that will consider investing in our common stock;

        -       the number of market makers in our common stock;

        - the availability of information concerning the trading prices and volume of our common stock;

        - the number of broker-dealers willing to execute trades in shares of our common stock; and

        - our ability to obtain financing for the continuation of our operations.

IF OUR SECURITIES WERE DELISTED FROM THE NASDAQ NATIONAL MARKET, THEY MAY BE TREATED AS "PENNY STOCKS", WHICH WOULD FURTHER REDUCE THE LIQUIDITY IN OUR COMMON STOCK AND MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

        If our common stock were delisted from The Nasdaq National Market, it could become subject to the SEC's "Penny Stock" rules. "Penny stocks" generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the NASDAQ system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks, which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

OUR STOCK PRICE MAY DECLINE IF OUR PREFERRED STOCKHOLDERS EXERCISE THEIR PREFERRED SHARES FOR COMMON STOCK AND SELL THAT COMMON STOCK INTO THE MARKET.

        As our preferred stockholders convert their preferred shares into common stock, the price of our common stock may decline further if the conversion shares are sold into the market. A decrease in the price of our common stock could cause the value of an investment in our common stock to decrease. For example, on September 27, 2001, the holders of approximately 40% of our then outstanding Series D and Series F preferred stock converted all of their shares of Series D and Series F preferred stock into 3,163,436 shares of our common stock, and on October 16, 2001, the remaining holders of our Series D and Series F preferred stock converted the remaining shares of our Series D and Series F preferred stock into 4,581,024 shares of our common stock, which together represented approximately 11% of our outstanding common stock. A decrease in the price of our common stock could cause our common stock to be delisted from The NASDAQ National Market. See "Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

MANDATORY CONVERSION OF OUR PREFERRED STOCK AND THE SALE OF THE RESULTING CONVERSION SHARES WOULD DILUTE CURRENT STOCKHOLDERS AND COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

        As of October 19, 2001, our outstanding Series G and Series H preferred stock was convertible into approximately 9,908,003 shares of our common stock. The holders of our preferred stock have the right to convert their preferred shares into shares of our common stock at any time. However, the Series H preferred stock is subject to mandatory conversion or redemption on April 20, 2002 (unless we elect to redeem it instead for a cash payment that could total as much as approximately $6 million). This means that there is a substantial likelihood that our Series H preferred stock will be converted into shares of our common stock by the end of the first quarter 2002. The holders of our common stock would experience substantial dilution to their investment upon conversion of the Series G and Series H preferred shares. In addition, the influx of the shares of common stock issuable upon conversion of the preferred shares into the market could serve to substantially drive down our stock price. A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. See "Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

        In addition, our board of directors may authorize the issuance of up to 427,101 additional shares of preferred stock that are convertible into common stock and the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

CONVERSION OF OUR PREFERRED STOCK AND THE SALE OF THE RESULTING COMMON STOCK COULD ENCOURAGE OUR PREFERRED STOCKHOLDERS OR OTHERS TO "SHORT" OUR COMMON STOCK, WHICH COULD RESULT IN A FURTHER DECREASE IN THE PRICE OF OUR COMMON STOCK.

        The significant downward pressure on the price of our common stock as our preferred stockholders exercise their warrants, convert their preferred shares, and sell material amounts of common stock could encourage short sales by our preferred stockholders or others. An increase in the aggregate short position on our common stock could result in further downward pressure on the price of our common stock.

ANY FUTURE SALES OF OUR COMMON STOCK, INCLUDING THROUGH OUR ARRANGEMENT WITH LADENBURG THALMANN, COULD RESULT IN DILUTION TO OUR COMMON STOCKHOLDERS AND RESULT IN A DECREASE IN OUR STOCK PRICE.

        We currently have an arrangement with the investment banking firm of Ladenburg Thalmann pursuant to which we could raise up to $15,000,000 upon the sale of our common stock. In addition, we may seek to raise additional capital upon the sale of our common stock otherwise than through our arrangement with Ladenburg Thalmann. The holders of our common stock could experience substantial dilution when we raise additional capital, whether through the Ladenburg Thalmann agreement or otherwise. In addition, as we raise additional capital through the sale of our common stock, the price of our common stock in the market could decrease, especially if we place these additional shares at a discount to market, as we have in the past. A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. See "Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements."

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

        The market price of our common stock has been extremely volatile. From January 1, 2000 to October 29, 2001, the closing price of our common stock has varied significantly from a high of $17.313 to a low of $.27 per share. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our products or services, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

RISKS RELATED TO OUR 5% SECURED NOTES DUE APRIL 15, 2003 IN THE AGGREGATE ORIGINAL PRINCIPAL AMOUNT OF $1,250,000.

        Effective October 15, 2001, we issued 5% Secured Notes Due April 15, 2003 in the aggregate original principal amount of $1,250,000 (the "Notes") to certain holders of our Series D and Series F preferred stock in exchange for 481,024 shares of common stock and all warrants to purchase shares of our common stock held by such investors that were issued in connection with the issuance of our Series B Convertible Preferred Stock, Series D Convertible Preferred Stock and Series H Convertible Preferred Stock (representing 1,013,776 shares). The Notes are secured by all of the assets of the Company.

                LEVERAGE MAY IMPAIR OUR FINANCIAL CONDITION.

                The amount of our debt and long-term liabilities is significant in comparison to our total assets. As of October 19, 2001, our total debt (reflected by the Notes) is $1,250,000, and we are also liable for repayment of prepaid royalties of $2 million, together with interest, on or before December 31, 2003. Our debt and long-term liabilities could have important consequences to our equity holders, including: limiting our ability to obtain future financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; and requiring a portion of our cash flow from operations for the payment of interest and principal on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements.

                SERVICING THE NOTES WILL REQUIRE PERIODIC PAYMENTS OF CASH, AND OUR ABILITY TO GENERATE SUFFICIENT CASH DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

                Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, and competitive factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that we will be able to raise capital in the future in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. The Notes mature in stages commencing January 15, 2002. We cannot assure you that we will be able to meet our scheduled debt repayment obligations as they become due or obtain refinancing for our debt on favorable terms, if at all. Any inability to generate sufficient cash flow or to raise sufficient capital on favorable terms could have a material adverse effect on our financial condition.

                IF WE DEFAULT ON THE NOTES, THEN THE COLLATERAL AGENT FOR THE NOTE HOLDERS IS AFFORDED CERTAIN RIGHTS AND REMEDIES WITH RESPECT TO OUR ASSETS THAT MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

                If we default on the Notes, then the Collateral Agent for the Note holders has numerous rights and remedies that may materially adversely affect our ability to conduct our business on an ongoing basis including, without limitation, the following: declaring the entire indebtedness due and payable under the Notes without notice to us; assembling and selling the collateral, as though it were its own; foreclosing on the collateral; transferring title to the collateral; collecting revenues from the collateral (such as our accounts receivable); endorsing negotiable instruments relating to the collateral; to the extent permitted by applicable law, having a receiver appointed; and all other rights and remedies that are available to secured creditors under the provisions of the New York Uniform Commercial Code, as amended from time to time.

        In addition, the holders of the Note have priority over our equity holders in the event of a liquidation of our Company.

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

        Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

        - variation in capital spending budgets of our prospective customers, particularly in response to the current economic downturn;

        - the timing of sales of our products and services, particularly in light of the long sales cycles associated with the adoption of emerging voice application technologies;

        - delays in recognition of software license revenue in accordance with applicable accounting principles where we are providing any significant development assistance;

        - the timing of product implementations, particularly the implementation of large projects, such as the OnStar Virtual Advisor, with respect to which we may not be able to recognize software revenue until after system acceptance or deployment;

        -       the mix of product license and services revenue;

        - our ability to develop, introduce, ship and support new and enhanced products, such as our magicTalk Enterprise Platform and new versions of our magicTalk Voice Gateway, that respond to evolving customer requirements in a timely manner; and

        - increased sales and product development expenses associated with our efforts to increase sales and to bring the magicTalk Enterprise Platform and new versions of the magicTalk Voice Gateway to market.

        Due to these factors, and because the market for our voice infrastructure software is new and rapidly evolving, our ability to accurately forecast our quarterly sales is limited. Because of the difficulty in predicting our future performance and the volatility of our quarterly results, our operating results may fall below the expectations of analysts or investors and, as a result, the price of our common stock may decline.

WE MAY BE REQUIRED TO REDEEM THE OUTSTANDING SERIES H PREFERRED STOCK FOR A REDEMPTION VALUE THAT COULD TOTAL AS MUCH AS APPROXIMATELY $7.8 MILLION.

        The holders of the Series H preferred stock have redemption rights upon the occurrence of a "triggering event." A triggering event is defined as our providing notice to any holder of our Series H preferred stock, including by way of public announcement, at any time, of our intention not to comply with proper requests for conversion of any shares of our Series H preferred stock into shares of our common stock, or our failure to timely deliver conversion shares after the receipt of a valid conversion notice. As of October 19, 2001, the redemption value for these shares could total approximately $7.8 million upon the occurrence of a triggering event.

        If we were required to redeem all or any portion of these shares, such payments could deplete, equal or exceed our cash balance, which could materially and adversely affect our financial condition, render us insolvent and materially impede our ability to execute our business strategy. In addition, a decrease in our cash balance could cause our common stock to be delisted from The Nasdaq National Market. We cannot guarantee that we will be able to meet all of the requirements necessary to avoid a redemption. For more information on the documents governing our preferred stock, see "Where You Can Find More Information."

INTENSE COMPETITION IN THE MARKET FOR VOICE APPLICATION PRODUCTS AND SERVICES COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

        The market for voice application products and services is intensely competitive. A number of companies have developed, or are expected to develop, voice application technologies, products and services that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premise equipment-based voice-activated solutions to the telecommunications market, such as AccessLine Communications Corporation, Call Sciences Inc., Comverse Technology, Inc., InterVoice-Brite Inc. and Webley Systems, Inc.; speech recognition vendors, such as Nuance Communications Inc. and SpeechWorks International, to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetbyTel.com, Inc. and VocalPoint, Inc.; companies that offer voice platform technologies, such as Motorola, Inc., Nuance Communications Inc. and VoiceGenie Technologies, Inc.; and companies in the voice portal category, such as BeVocal, Inc., HeyAnita Inc., and Tellme Networks Inc. Wireless communications infrastructure companies, such as Telefonaktiebolaget LM Ericsson or OPENWAVE Systems, Inc., may extend their offerings to provide the capabilities of the magicTalk communications platform, as may software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

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

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND RELATED SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

        We have incorporated technology developed by third parties in certain of the voice application products and services offered to our customers, including the following:

        -       telephony interface boards;

        -       voice recognition software;

        -       text-to-speech software;

        -       email servers, which process both emails and voice mails; and

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

        Furthermore, the documents governing the Series H preferred stock prohibit changes of control unless the surviving entity assumes all of our obligations under the Series H preferred stock and is a publicly traded corporation traded on The Nasdaq National Market, NYSE or AMEX. These rights could make an acquisition even more difficult.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits have been filed with this report:

    EXHIBIT
    NUMBER      DESCRIPTION
    ------      -----------
    10.1        Amendment Number One to Development and License Agreement dated effective August 1, 2001 between the Company and OnStar Corporation

    10.2(1)     Services Addendum dated effective August 1, 2001 between the Company and OnStar Corporation

    10.3        Letter agreement dated August 28, 2001 between the Company and Mark Phillips




(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on November 14, 2001.

        (b)   (i)    A report on Form 8-K was filed on July 31, 2001 to report
                     under Item 5, Other Events, the Company's operating results for the second quarter ended June 30, 1999, additions to its management team and that it had entered into a financing arrangement with Ladenburg Thalmann & Co.
                     to raise up to $15 million.

              (ii) A report on Form 8-K was filed on August 6, 2001 to report under Item 5, Other Events, that the Company had entered into an agreement with OnStar Corporation under which the Company would receive an additional $5.8 million per year to provide continued voice application services for the OnStar Virtual Advisor.

              (iii) A report on Form 8-K was filed on August 16, 2001 to report under Item 5, Other Events, that the Company had received a letter from NASDAQ notifying the Company that it had failed to maintain the minimum bid requirements for its Common Stock and that the Company would have 90 days in which to regain compliance with the rule. The Company also announced that it had been granted new claims relating to its family of voice user interface patents.

              (iv) A report on Form 8-K was filed on September 12, 2001 to report under Item 5, Other Events, that Mark Phillips had joined the Company as its new Vice President of Product Development.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 14, 2001                    /s/ KATHLEEN M. LAYTON
                                           ----------------------------------
                                    Name:  Kathleen M. Layton
                                    Title: President and Chief Executive Officer
                                           (Principal Executive Officer)

DATE: November 14, 2001                    /s/   DAVID H. RUSSIAN
                                           ----------------------------------
                                    Name:  David H. Russian
                                    Title: Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER        DESCRIPTION
    ------        -----------
    10.1          Amendment Number One to Development and License Agreement dated effective August 1, 2001 between the Company and OnStar Corporation

    10.2(1)       Services Addendum dated effective August 1, 2001 between the Company and OnStar Corporation

    10.3          Letter agreement dated August 28, 2001 between the Company and Mark Phillips

(1) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on November 14, 2001.