Form 10-Q/A
period 2001-09-30
GENERAL MAGIC INC
filed 2001-11-21
CIK 933524

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

Commission file number 000-25374

GENERAL MAGIC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	77-0250147 (IRS Employer Identification Number)

420 NORTH MARY AVENUE
SUNNYVALE, CALIFORNIA 94085
(408) 774-4000
(Address and telephone number of principal executive offices)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

     78,155,972 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of November 7, 2001.

REASON FOR AMENDMENT

     The Company is today filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 to disclose the impact that EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” is expected to have on the Company’s financial statements when adopted by the Company in the first quarter of 2002. In addition, the Company is filing this Amendment No. 1 to add supplemental disclosure regarding the gain allocable to common shareholders recorded by the Company as a result of the October 15, 2001 conversion of the remaining amount of the Company’s outstanding Series D and Series F preferred stock.

2

     Item 1 of Part 1 is amended to add the following paragraph in Item 1, Part 1, Note 2 under the section entitled “New Pronouncements”:

     In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98 which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company’s Series F preferred stock, which was issued in September 1999, has been classified by the Company as permanent equity. Based on the guidance in Topic No. D-98, the Company has determined that its Series F preferred stock, which aggregates, as of September 2001, $3.6 million, should be reclassified outside of permanent equity. Staff Topic D-98 is required to be adopted retroactively on December 31, 2001. The Company will reclassify $5.1 million for the year ended December 31, 2000, of Series F preferred stock, which was previously reported in permanent equity, outside of permanent equity in its financial statements as included within its 2001 10-K. The 10-K is expected to be filed with the SEC by March 31, 2002. As of the fourth quarter 2002 there are no longer any shares of the Company’s Series F preferred stock outstanding (See Note 7).

     Item 1 of Part 1 is amended to add the following subsequent events footnote as Note 7:

NOTE 7: SUBSEQUENT EVENTS—CONVERSION OF PREFERRED STOCK.

     On September 28, 2001 the Company entered into a memorandum of understanding with the remaining holders of the Company’s Series D and F preferred stock whereby it was agreed that:

•	The remaining Series D and F preferred stockholders would convert all of their preferred stock to common stock (4,581,024 of common shares) pursuant to the original preferred stock investment agreements;

•	The remaining Series D and F preferred stockholders would relinquish their rights to common stock under certain warrants they held to purchase shares of the Company’s common stock;

•	The remaining Series D and F preferred stockholders would return 481,024 shares of common stock, that was received in the conversion, to the Company; and

•	The Company would issue the remaining Series D and F preferred stockholders 5% secured promissory notes in the aggregate original principal amount of $1,250,000.

     This transaction was completed on October 16, 2001 and resulted in a gain applicable to common shares holders of $1.1 million, which will be booked by the Company in the fourth quarter of 2001. For more information regarding our Series D and Series F preferred stock, please see Notes 1 and 2 to the Financial Statements contained in Item 1 of this Report.

     Item 3 of Part 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is amended to add the following paragraph as the last paragraph under the section entitled “Liquidity and Capital Resources:”

     In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98 which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company’s Series F preferred stock, which was issued in September 1999, has been classified by the Company as permanent equity. Based on the guidance in Topic No. D-98, the Company has determined that its Series F preferred stock, which aggregates, as of September 2001, $3.6 million, should be reclassified outside of permanent equity. Staff Topic D-98 is required to be adopted retroactively on December 31, 2001. The Company will reclassify $5.1 million for the year ended December 31, 2000, of Series F preferred stock, which was previously reported in permanent equity, outside of permanent equity in its financial statements as included within its 2001 10-K. The 10-K is expected to be filed with the SEC by March 31, 2002. As of the fourth quarter 2001 there are no longer any shares of the Company’s Series F preferred stock outstanding. Therefore, the Company expects that the reclassification of the Series F preferred stock will only effect the statement of the

3

historical financial information of the Company to be set forth in the 2001 10-K. The Company does not expect that this reclassification will have a material effect on the liquidity or capital resources of the Company upon its implementation in the first quarter of 2002.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 21, 2001		/s/ KATHLEEN M. LAYTON

	Name:	Kathleen M. Layton
	Title:	President and Chief Executive Officer (Principal Executive Officer)

DATE: November 21, 2001		/s/ DAVID H. RUSSIAN

	Name:	David H. Russian
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

5