Form 10-Q/A
period 2001-09-30
GENERAL MAGIC INC
filed 2001-11-21
CIK 933524

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                Amendment No. 2

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

                              REASON FOR AMENDMENT

     The Company is today filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 to disclose the impact that EITF Topic No. D-98 "Classification and Measurement of Redeemable Securities" is expected to have on the Company's financial statements when adopted by the Company in the first quarter of 2002. In addition, the Company is filing this Amendment No. 2 to add supplemental disclosure regarding the gain allocable to common shareholders recorded by the Company as a result of the October 15, 2001 conversion of the remaining amount of the Company's outstanding Series D and Series F preferred stock.

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

        In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98 which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company's Series F preferred stock, which was issued in September 1999, has been classified by the Company as permanent equity. Based on the guidance in Topic No. D-98, the Company has determined that its Series F preferred stock, which aggregates, as of September 2001, $3.6 million, should be reclassified outside of permanent equity. Staff Topic D-98 is required to be adopted retroactively on December 31, 2001. The Company will reclassify $5.1 million for the year ended December 31, 2000, of Series F preferred stock, which was previously reported in permanent equity, outside of permanent equity in its financial statements as included within its 2001 10-K. The 10-K is expected to be filed with the SEC by March 31, 2002. As of the fourth quarter 2002 there are no longer any shares of the Company's Series F preferred stock outstanding (See Note 7).

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

NOTE 7: SUBSEQUENT EVENTS -- CONVERSION OF PREFERRED STOCK.

        On September 28, 2001 the Company entered into a memorandum of understanding with the remaining holders of the Company's Series D and F preferred stock whereby it was agreed that:

        -- The remaining Series D and F preferred stockholders would convert all of their preferred stock to common stock (4,581,024 of common shares) pursuant to the original preferred stock investment agreements;

        -- The remaining Series D and F preferred stockholders would relinquish their rights to common stock under certain warrants they held to purchase shares of the Company's common stock;

        -- The remaining Series D and F preferred stockholders would return 481,024 shares of common stock, that was received in the conversion, to the Company; and

        -- The Company would issue the remaining Series D and F preferred stockholders 5% secured promissory notes in the aggregate original principal amount of $1,250,000.

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

        Under a Services Addendum executed contemporaneously with Amendment Number One, the Company agreed to dedicate a minimum of eighteen people over a period of one year to develop and implement enhancements to the Virtual Advisor service, and to support and maintain the Virtual Advisor software. In consideration, OnStar agreed to pay the Company a minimum of approximately $484,000, which is a 30% discount from our standard rates, for each month during the term of the Services Addendum, from August 2001 through July 2002, subject to reduction only to the extent that the Company is unable to supply the resources committed. The term of the Services Addendum is renewable for subsequent one-year periods upon agreement of the parties.

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

        In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98 which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company's Series F preferred stock, which was issued in September 1999, has been classified by the Company as permanent equity. Based on the guidance in Topic No. D-98, the Company has determined that its Series F preferred stock, which aggregates, as of September 2001, $3.6 million, should be reclassified outside of permanent equity. Staff Topic D-98 is required to be adopted retroactively on December 31, 2001. The Company will reclassify $5.1 million for the year ended December 31, 2000, of Series F preferred stock, which was previously reported in permanent equity, outside of permanent equity in its financial statements as included within its 2001 10-K. The 10-K is expected to be filed with the SEC by March 31, 2002. As of the fourth quarter 2001 there are no longer any shares of the Company's Series F preferred stock outstanding. Therefore, the Company expects that the reclassification of the Series F preferred stock will only effect the statement of the historical financial information of the Company to be set forth in the 2001 10-K. The Company does not expect that this reclassification will have a material effect on the liquidity or capital resources of the Company upon its implementation in the first quarter of 2002.

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