Form 10-K405
period 2001-12-31
GENERAL MAGIC INC
filed 2002-04-01
CIK 933524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR



             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-25374

                              GENERAL MAGIC, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      77-0250147
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
 420 NORTH MARY AVENUE, SUNNYVALE, CALIFORNIA                      94085
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 27, 2002, as reported on the Nasdaq National Market, was approximately $30,542,151. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of March 27, 2002: 127,324,962

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

     Prospectus supplements on Forms 424(b)(2) filed with the Securities and Exchange Commission on March 27, 2002, December 3, 2001, May 24, 2001, April 2, 2001, January 30, 2001 and January 19, 2001 are incorporated by reference into
Part II of this Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

COMPANY

     General Magic, Inc. offers a suite of voice infrastructure software products to Global 2000 companies to enable the rapid creation of personality-rich voice access to new and existing Web-based enterprise applications. This product suite, known as magicTalk(R), is comprised of the Voice Gateway and the Enterprise Platform.

     The magicTalk product suite is designed for use in building and deploying voice-enabled enterprise applications in the emerging voice self-service market. The Voice Gateway, first released in May 2001, integrates speech recognition, text-to-speech, media resources and telephony technologies with a VoiceXML interpreter to enable user-friendly telephone access to new or existing enterprise applications and information. The Enterprise Platform, first released in December 2001, is enterprise-class voice infrastructure software that allows Web and Java(TM) developers to create their own brand of voice applications that communicate to the end user through the magicTalk Voice Gateway. The Enterprise Platform includes prepackaged application design, system testing, debugging, deployment and management software.

     In addition to our magicTalk product suite, we offer supporting services. These include product training, voice user interface design consulting, technical support and hosting. In addition, we offer our customers application development services, delivered directly or through professional services and consulting companies with whom we partner.

     The principal target market for our voice infrastructure software and supporting services is the Global 2000 enterprise. We offer these enterprises the ability to leverage investments in both call center and e-business infrastructure (both intranets and extranets) to expand their business reach by adding the voice channel to new and existing Web services and information. By adding voice access to corporate information for customers, suppliers and employees, enterprises can reduce costs, improve customer retention, improve workforce productivity and increase revenues.

     In 2001, our primary source of revenue was professional services and hosting revenue from OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation. Going forward, we expect to reduce our dependency on OnStar as we seek new customers for our recently released voice infrastructure software suite of products.

     General Magic, Inc. was incorporated in California in May 1990 and reorganized as a Delaware corporation in February 1995. This report on Form 10-K contains the trademarks of General Magic and those of other companies.

STRATEGY

     The year 2001 was a year of transition for General Magic. Our primary business as we entered the year was as a professional services company building a major voice application for a single corporate customer, OnStar, and hosting this application in our hosting center. The OnStar application is known as the Virtual Advisor and is the first application in the telematics market to provide drivers voice access to email and location-based information. Additionally, we offered our Portico(TM) personal assistant voice application to consumers, which was also hosted in our hosting center until October 31, 2001, when we discontinued that service.

     We determined that, given our then current business model, our ability to achieve high growth in both revenue and customers with a clear path to profitability in the maturing voice market was very limited. We further believed that the voice market was ready to embrace the use of speech technologies, but that there were gaps in the supply chain that needed to be filled, with the most significant gap being the lack of voice infrastructure software for the enterprise. As a result of these factors, we decided to leverage our voice technology experience, product offerings and patents to transform General Magic into a software company, creating a first-to-market product offering of voice infrastructure software targeted for Global 2000 enterprises ready to embrace the voice self-service market.

     Today, our top-level strategic objective is to establish General Magic as the leading voice infrastructure software provider enabling businesses to rapidly develop and deploy high quality voice access to enterprise data. Our strategic plan includes the following elements:

     Achieve broad market acceptance of our magicTalk voice infrastructure software. We plan to pursue adoption of our voice infrastructure software in key vertical markets that include Healthcare, Utilities, Financial Services, Travel, Retail and Transportation. In furtherance of this objective, we are currently developing a direct sales channel and establishing key partnerships in an attempt to maximize the adoption rate of our magicTalk voice infrastructure software product suite. Late in 2001, we also hired a public relations firm with experience in marketing for technology companies, UpStart Communications, to begin to create market awareness of our strategy, product offerings and achievements.

     Create and leverage strategic partnerships to increase market penetration and to meet key technology integration needs. We intend to work with third party technology providers, solution providers and software developers already established in the market, including existing customer relationship management, enterprise resource management, supply chain management, call center, independent software vendor, and e-business software companies as well as software integration and consulting companies, to add voice access to their products and services. We believe this will provide us with an opportunity to accelerate our presence in the market while minimizing development and marketing costs.

     Continue to invest in the improvement and extension of the magicTalk voice infrastructure software product suite. Our ability to offer competitive products requires the ongoing enhancement of our magicTalk product suite. Accordingly, we plan to continue to improve and differentiate our voice platform, integrate additional technologies and make the process for creating customized personality-rich voice user interfaces increasingly efficient and scaleable.

     Maintain General Magic's position as a recognized leader in voice user interface design. We intend to leverage our patents on voice user interface ("VUI") with personality by offering to license software embodying our patented VUI design features and methodologies. In addition we plan to offer licenses for our patent on VUI design with personality to strategic partners and other industry players in addition to offering expert speech and language consulting and training services to customers and partners.

     Develop and maintain our relationship with our primary customer, the OnStar Corporation. In 2001, we derived approximately 95% of our revenues from the provision of professional services and application hosting services to a single customer, Onstar Corporation, a subsidiary of General Motors Corporation. Certain key aspects of this relationship are up for renewal this year, and we intend to encourage OnStar to maintain and develop its relationship with us. There can be no assurance that OnStar will renew its relationship with us or that, if it does so, it will renew its relationship with us on the same or more favorable terms. See "Risk Factors -- We currently rely on a major customer (a related party) for substantially all of our revenues."

     Continue to contain costs, and seek adequate funding for our business. While we believe that we made significant progress in 2001 in reducing and redirecting costs, and in simplifying our complex capital structure, we plan to continue our efforts to contain costs and to raise additional capital to fund our ongoing operations.

     We believe that we achieved significant milestones in the execution of our voice infrastructure software strategy in 2001. We brought on a new management team, we implemented significant cost control measures, defined our business direction and focused all of our resources on the new direction, released our first software products, signed our first new enterprise customers in two years and implemented a financial restructuring effort to simplify our capital structure and to seek adequate funding for our new software business plan.

     Although we believe that we have made significant progress during 2001 in our strategy to develop and market voice infrastructure software products and services, we are subject to all of the risks inherent in the establishment of a new business enterprise. To succeed, we must, among other things, secure adequate financial and human resources to meet our requirements; achieve market acceptance for our voice infrastructure software products and services; establish and maintain relationships with businesses with high volume customer, supplier and employee interactions; establish and maintain alliances with companies that offer technology solutions for businesses with high volume customer, supplier and employee interactions; respond effectively to competitive developments; meet the challenges inherent in the timely development and deployment of complex technologies; generate sufficient revenues from our products and services to permit us to operate profitably; significantly increase our customer base and reduce our dependence on OnStar Corporation, and protect our intellectual property. Any failure to achieve these objectives could have a material adverse effect on our business, operating results and financial condition.

PRODUCTS AND SERVICES

     In 2001, we adjusted our business model to focus on the creation of the following primary revenue sources: product license fees for use of our voice infrastructure software and voice user interface methodologies; fees for our speech and language consulting and training services; recurring maintenance fees for technical support; and recurring fees for our hosting services.

  OVERVIEW OF THE MAGICTALK VOICE GATEWAY

     The magicTalk Voice Gateway is highly scalable server software, designed to enable telephone access to enterprise applications. The magicTalk Voice Gateway integrates speech recognition, text-to-speech, media resources and telephony technologies with a powerful VoiceXML interpreter to enable voice access to information and services from any telephone.

  OVERVIEW OF THE MAGICTALK ENTERPRISE PLATFORM

     The magicTalk Enterprise Platform is a suite of enterprise-class voice infrastructure software designed for Web and Java developers that simplifies and speeds all phases of voice application development, integration and deployment while leveraging existing call center and e-business infrastructure investments. The Enterprise Platform enables the convergence of the Web and the call center by providing conversational voice access to new and existing Web applications and a superior voice alternative to today's call center interactive voice response ("IVR") systems based on touchtone technology. We have architected our product to leverage the Web-programming model by basing it on the open standards found in both the Web (Java 2 Enterprise Edition (J2EE)(TM)) and voice (VoiceXML) markets. Our product suite runs on industry-standard hardware and supports a choice of best of breed technologies for speech, telephony and Web application servers. As a development and deployment platform, our Enterprise Platform product suite simplifies and standardizes the core functionality used in developing and deploying voice applications, thus enabling Java developers to build voice applications quickly and easily.

     The magicTalk Enterprise Platform voice infrastructure software includes:

          VoiceXML Development Tool: The magicTalk VoiceXML Development Tool is designed to simplify the task of developing voice applications in VoiceXML by enabling the user, with point and click technology, to insert VoiceXML elements and higher-level reusable code fragments. Novice and advanced developers alike can now begin authoring VoiceXML-compliant voice user interface scripts in an easy-to-use scripting environment. With a library of point-and-click VoiceXML compliant elements and pre-defined dialog components, developers can create complete VoiceXML scripts using the magicTalk VoiceXML Development Tool.

          VoiceXML Debugger: The magicTalk VoiceXML Debugger provides a utility for developers to test and debug VoiceXML scripts in a run time mode. Useful throughout the development phase, the magicTalk VoiceXML Debugger enables developers to stop and restart VoiceXML scripts, monitor script variables, analyze events and messages, and test and evaluate voice dialogs by executing VoiceXML scripts line by line. While "listening" to the execution of a VoiceXML script, developers can speak directly to the application to test and tune business application grammar sets to improve voice recognition results.

          Virtual Telephony Client: The magicTalk Virtual Telephony Client provides a desktop environment that enables developers to test, debug and tune VoiceXML scripts without the need for a telephony interface or T1/E1 line. Developers can use a headset microphone and desktop speakers to listen and interact with VoiceXML scripts during execution.

          Talklets: The magicTalk Enterprise Platform ships with a collection of magicTalk Talklets that provide easy-to-use, predefined dialog components to simplify the development of natural conversational voice user interfaces. Each Talklet represents a pre-tested unit of conversation for a commonly used dialog function and is accompanied by a grammar and prompt library and a parameter set for extending and customizing the dialog function.

          Voice Asset Repository: The magicTalk Voice Asset Repository provides a central repository for storing and retrieving voice assets during development and deployment. Voice assets are stored and referenced by asset type, application, language and meta-data stored with the voice asset. The magicTalk Voice Asset Repository is designed for storing and organizing VoiceXML and JSP Scripts, prompt components (scripted, reusable, customizable prompt components that provide quick and easy assembly of audio files), prompt pools (collections of prompts that are randomized to allow the voice user interface to sound more natural), audio files (.WAV files that contain recorded prompts), grammars (automated speech recognition grammars that are used as the rule base for recognizing words and phrases spoken by the user) and parameter sets (pre-defined sets of parameters that tailor the magicTalk Talklets for a particular dialog function).

          Event Tracker: The magicTalk Event Tracker provides mechanisms for tracking user activity and progress through a VoiceXML application. The user data and statistics captured by the magicTalk Event Tracker can be utilized to optimize voice application performance, monitor Call activity, monitor Customer Satisfaction and personalize the Voice User Interface
     (VUI) via integration with the magicTalk VUI Rules engine.

          Voice User Interface Rules Engine: The magicTalk Enterprise Platform provides voice application personalization support with mechanisms for tracking user statistics and utilizing them within the magicTalk VUI Rules Engine to modify voice prompts and options delivered to a user. The magicTalk VUI Rules Engine integrates with the iLog JRules(TM) engine to enable developers to implement personalization rules to voice user interfaces using techniques already in use for web-based services.

          J2EE Integration Services: The magicTalk Enterprise Platform allows easy integration of voice applications with J2EE-based e-business applications and enterprise software. Enabling a single middleware approach, the magicTalk J2EE Integration Services enable voice applications to use messaging to request services and send messages to other applications and legacy systems using standard Java messaging services.

  OVERVIEW OF THE MAGICTALK SUPPORTING SERVICES

          Speech and Language Consulting and Training Services: Our speech and language team provides consulting services to businesses developing voice applications on our magicTalk Enterprise Platform. In addition to dialog design, our speech and language services include personality development, talent selection and direction, prompt recording at our on-site recording studio, grammar development and voice application optimization.

          Technical Support: We provide ongoing maintenance and technical support for the OnStar Virtual Advisor. Early in 2002, we began to establish a technical support group for our voice infrastructure product as well. We expect to offer direct support to end customers procured by our direct sales group and indirect support to customers procured through our alliance partners.

          Hosting Services: Our network operations center has been in commercial operation since July 1998. The center features a high-availability architecture designed to remain in service around the clock. We have provided service to over 2 million users in our state-of-the-art network operations center and can rapidly scale to meet customer demands. Currently we host the OnStar Virtual Advisor in our network operations center. Customers using our product suite are able to host their voice applications in our center should they prefer outsourcing to a premises-based solution.

COMPETITION

     Competition in the market for voice applications and services is growing. See "Risk Factors -- Intense competition in the market for voice application products and services could prevent us from achieving or sustaining profitability." We believe that we will face competition from three principal classes of competitors:

     - Software technology vendors, such as providers of speech recognition software, seeking to provide more comprehensive voice solutions;

     - Well-established telecommunications service, platform and equipment vendors with experience in providing voice-based solutions to their customers; and

     - Emerging companies seeking to enter the voice market.

     We believe that the principal competitive factors affecting our market include the scalability, operability, reliability and extensibility of voice solutions technology; the ability to reliably and cost-effectively deliver voice solutions; and the ability to leverage existing enterprise technology to add the voice access channel. Although we believe that our capabilities currently compare favorably with respect to these factors our market is relatively new and evolving rapidly.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development throughout our existence. We believe that our future performance depends on our ability to continue to develop and enhance our magicTalk Enterprise Platform voice infrastructure software suite of products as well as associated technologies and products.

     Our total expenses for research and development for the years ended December 31, 2001, 2000, and 1999 were $6.5 million, $6.0 million and $12.5 million, respectively. Our research and development expenditures increased in 2001 as we focused our efforts on the development of the magicTalk Enterprise Platform. We expect to continue to invest substantial funds in research and development activities.

SALES AND MARKETING

     We plan to offer our voice infrastructure software products and related services both directly and through alliances with third parties who will provide their new and existing customers the option to add voice access to their products and services. During 2002, we plan to build our sales and business development organizations to meet these objectives. Marketing support for our sales efforts in key targeted vertical markets (Healthcare, Utilities, Financial Services, Travel, Retail and Transportation) is expected to focus on the creation of targeted sales materials and collateral and an ongoing public relations program and media outreach to both online and offline outlets, with a focus on publicizing referenceable customers. In addition, we plan to maintain and participate in marketing programs aimed at building awareness within the Java developer community that we offer development software that may be used by novice and experienced Java developers to create stylized voice-access to existing Web applications and information. We also plan to educate that community on the uses and benefits of our magicTalk Enterprise Platform suite of products. In this regard, we plan to present exhibits and presentations at key developer trade shows and conferences and to contribute articles in key developer publications.

CUSTOMERS

     OnStar Corporation remains our primary customer. Our relationship with OnStar is described in detail for you below. In addition, in December 2001 we announced that Public Services Company of New Mexico ("PNM") selected our magicTalk product suite to develop their next generation IVR system with the use of our speech and language development services. We assisted PNM in the development of this system earlier this year and delivered it to them in March 2002. We also recently announced that we have arrangements with two Fortune 10 companies to use our magicTalk voice infrastructure product suite to develop relatively small voice applications to provide voice access, in one case, for customers, suppliers and employees to existing enterprise information and, in the other case, to pilot voice access to customers of certain customer account information. We plan to leverage these business relationships and what we expect to be the success of these initial voice applications to expand use of our magicTalk voice infrastructure suite of products by these Fortune 10 companies and their affiliated and related companies to develop more substantial voice applications or next generation IVR systems. There can be no assurance that these efforts will be successful or that either company will develop additional applications with our magicTalk voice infrastructure software.

STRATEGIC ALLIANCES

     Strategic alliances are an important part of our market growth strategy. We have several relationships with software development firms and technology partners, including Speechworks International, Inc., Intel Corp., Nuance Communications Inc., International Business Machines Corporation and Royal Philips Electronics of the Netherlands. We also have a major alliance with OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation, the pioneer in the telematics market, and we recently signed a Memorandum of Understanding with InterVoice-Brite, Inc., which has the current leading market share in the call-center IVR market. Each of these strategic alliances is described in more detail immediately below.

RELATIONSHIP WITH INTERVOICE-BRITE

     In January 2002, we announced a Memorandum of Understanding (MOU) with InterVoice-Brite, Inc., ("IVB"), a leading provider of speech and self-service solutions serving enterprise customers and institutions worldwide. We intend to collaborate with IVB in delivering next-generation IVR solutions to customers seeking to implement voice self-service. The MOU contemplates a strategic partnership agreement to integrate elements of our respective technologies and to engage in joint marketing initiatives to provide next-generation IVR solutions that leverage open standards and advanced Web technologies. We expect this sales and product alliance to generate significant market opportunities for both companies.

RELATIONSHIP WITH GENERAL MOTORS

  ONSTAR VIRTUAL ADVISOR

     Our main source of revenue in 2001 was OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation, which generated a total of $5.4 million in revenue to General Magic for the year. (See "Risk Factors -- We currently rely on a major customer (a related party) for substantially all of our revenues.") The service delivered by OnStar is an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite network and wireless technologies to provide, through live advisors, accident assistance, stolen vehicle tracking, emergency services, roadside assistance with location, remote door unlock, remote diagnostics, route support, OnStar Concierge and other convenience and information services to OnStar subscribers. The OnStar service includes a Personal Calling feature that allows OnStar subscribers who have purchased wireless minutes to make and receive hands-free, voice-activated phone calls through a nationwide wireless network. OnStar subscribers who have activated the Personal Calling feature may also access the Virtual Advisor service. The Virtual Advisor is an automated voice-activated network service developed by General Magic and hosted in our network operations center that allows OnStar subscribers to access email, stock quotes, entertainment features, weather updates, traffic reports and up-to-the-minute news content, including sports, financial, headline, business and world news.

  Relationship with OnStar Corporation

     On November 9, 1999, we entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with General Motors Corporation, through its OnStar subsidiary, for total consideration in the amount of $20 million. Approximately $13.8 million of that sum was allocated to General Motor's purchase of General Magic's Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, was allocated to the development services and license rights provided to OnStar under the Development and License Agreement.

  Development and License Agreement with OnStar

     Pursuant to the Development and License Agreement, we agreed to commit a minimum of 315 person-months to develop the OnStar Virtual Advisor service and to integrate that service with the existing OnStar service. All development effort required beyond the minimum commitment (which was satisfied in 2000) was charged to OnStar at mutually agreed upon rates.

     Under the Development and License Agreement, we also granted OnStar a world-wide, perpetual, non-transferable and irrevocable license to operate the Virtual Advisor for use primarily through equipment installed onboard vehicles. The license was exclusive through January 1, 2002. We further agreed to refrain for five years from January 1, 2001, from transferring or sublicensing its rights to those elements of the voice user interface developed specifically for the OnStar Virtual Advisor to any vehicle manufacturer or supplier for use in services designed primarily for use through equipment installed on board vehicles.

  Services Agreement with OnStar

     The Development and License Agreement provides that General Magic initially would operate the service, which we have done pursuant to a Services Agreement entered into on May 2, 2001, and effective as of January 1, 2001. Under the Services Agreement, we are obligated to (i) operate the Virtual Advisor service 24 hours a day, seven days a week, through and including December 31, 2002, (ii) maintain compliance with designated performance levels, and (iii) provide second level support to OnStar. As requested by OnStar, we are also to contract with service providers for the delivery of content, such as news and weather, to the Virtual Advisor. In consideration, OnStar is to pay a minimum of $95,000 per month for utilization of the service up to 4 million minutes per month. Utilization of the services in excess of 4 million minutes per month is subject to incremental per minute rate increases. As of March 27, 2002, utilization of the service has not yet exceeded 4 million minutes per month. Should we fail to attain the performance levels to which we have committed, other than for reasons beyond our control, we may be obligated to credit OnStar up to approximately $75,000 of the monthly service fee for any month in which such failure occurs, depending upon the extent and duration of any such failure, and further depending upon our average performance for the calendar quarter in which such failure occurs. As of March 27, 2002, we have consistently maintained the performance levels to which we committed, and have not been obligated to credit OnStar in any material amount. The Services Agreement is automatically renewable for successive ninety-day periods unless either party gives the other notice of nonrenewal ninety days prior to the expiration of the then-current term.

  Amendment to Development and License Agreement and Services Addendum

     The Development and License Agreement also provides that, following first commercial availability of the OnStar Virtual Advisor service, OnStar may request that we develop additional features and functionality for the service, which it has done from time to time, generally pursuant to change order requests. On August 1, 2001, and in order both to ensure OnStar a committed level of resources to support continued development and enhancement of the Virtual Advisor and to allow General Magic an opportunity to better predict demands on our resources and related revenues and returns on revenues, we entered into Amendment Number One to the Development and License Agreement, which provides that General Magic will undertake such efforts pursuant only to a Services Addendum that describes the work to be performed, resources to be made available to OnStar, and the payment terms therefor.

     Under a Services Addendum executed contemporaneously with Amendment Number One, we agreed to dedicate a minimum of eighteen people over a period of one year to develop and implement enhancements to the Virtual Advisor service, and to support and maintain the Virtual Advisor software. In consideration, OnStar will pay General Magic a minimum of approximately $484,000 for each month during the term of the Services Addendum, which is a 30% discount from our standard rates, subject to reduction only to the extent that we are unable to supply the resources committed. The term of the Services Addendum is renewable for subsequent one-year periods upon agreement of the parties. There can be no assurance that the Services Addendum will be renewed or renewed at the current rates or levels.

PROPRIETARY RIGHTS AND LICENSES

     Our success will depend in part on our ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. In November 2000, the United States Patent and Trademark Office ("PTO") issued to us a patent entitled "Voice User Interface with Personality," and in December 2001 issued a second patent in the "Voice User Interface with Personality" family of patents with what we believe are substantially broader claims. In addition, the PTO has issued to us fifteen patents in the last five years, three concerning our pioneering agent technology, one regarding telephonic access to and navigation of the Internet, three regarding graphical user interface design, seven regarding various features of a communications hardware and software platform for Internet appliances and hand-held communications devices, and one concerning architecture independent program implementations. We have a total of fifteen patent applications pending with the PTO. Thirteen of these applications relate to our voice technology or to telephonic access to and navigation of the Internet, one of them relates to our agent technology, and the balance relate to certain features or components of a communications hardware and software platform for Internet appliances and hand-held communications devices and other technologies. In addition, we have been issued a number of counterpart patents in foreign jurisdictions, and have numerous foreign counterpart patent applications pending. We cannot guarantee that our pending patent applications in any jurisdiction will result in the issuance of patents.

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

EMPLOYEES

     As of December 31, 2001, we had 111 full-time employees, 41 primarily engaged in engineering, 34 in network operations and customer support, and 36 in sales, general and administrative. In addition, from time to time, we retain independent contractors and temporary employees to support our business. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

                                  RISK FACTORS

     In this section we summarize certain risks regarding our business and industry. Readers should carefully consider the following risk factors in conjunction with the other information included in this report on Form 10-K.

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS AT RISK. WE MAY CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY OR CASH BREAKEVEN.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. Since our inception, however, we have incurred significant losses, including a net loss of $27.2 million for the twelve-month period ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $340.7 million. This, combined with our current cash position, raises substantial doubt about our ability to continue as a going concern. As of March 27, 2002, we had cash, cash equivalents and short-term investment balances of $12.0 million, which includes proceeds from the equity financing arrangement with institutional investors concluded March 27, 2002. A cash flow analysis, which was prepared as of March 31, 2002 to determine whether we will be able to fund negative cash flows, based on our current cash "burn" rate, through December 31, 2002, projects that we require total estimated additional cash, cash equivalents and short-term investments amounting to $8.0 million as of March 31, 2002. This analysis did not take into account any increase in revenues from current customers, revenues from new customers, or new financings for the period March 31, 2002 through December 31, 2002. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and there can be no assurance that we will be able to generate sufficient additional revenues or to raise sufficient additional cash to continue our operations on an ongoing basis.

     We plan to continue to spend significant amounts to develop, enhance and maintain our voice infrastructure software products and services and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

WE REQUIRE, AND MUST RAISE, ADDITIONAL CAPITAL TO SUPPORT THE CONTINUING OPERATIONS OF OUR BUSINESS, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN. OUR LIMITED FUNDING MAY RESTRICT OR JEOPARDIZE OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY.

     Since our inception, we have generated only minimal revenues and have relied principally on third party financing to fund our operations. Our cash, cash equivalents and short-term investments totaled $10.0 million as of December 31, 2001. Our business model will require us to devote significant amounts of these financial resources to the development, enhancement and maintenance of our magicTalk suite of voice infrastructure software products and related services, to the development of our sales and business development organization and to the operation and maintenance of our network operations center. For example, during the twelve-month period ended December 31, 2001, our average monthly cash "burn" rate to support the implementation of our business model was $1.8 million per month. We currently expect our cash, cash equivalents and short-term investment balances of $12.0 million as of March 27, 2002, which includes proceeds from an equity financing arrangement with institutional investors that closed on March 27, 2002, will be sufficient to fund our operations into September 2002. (Please note that this is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995.) We will be required to raise additional public or private financing to support our continuing operations beyond September 2002.

     Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perception of us, our business and the industry in which we operate, and general economic and market conditions. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to us or to our stockholders. If adequate funds are not available to support our short term or long term capital requirements, we may be required to significantly limit our operations, which would have a material adverse effect on our business, financial condition, and results of operation and jeopardize our ability to continue as a going concern. In the event we raise additional equity financing to support our continuing operations, further dilution to our stockholders will likely result.

     We have engaged a number of non-exclusive financial advisors to facilitate our capital raising efforts. The terms of these engagements are summarized below.

     On June 28, 2001, we renewed our relationship with the investment banking firm of Ladenburg Thalmann & Co., Inc. by entering into a non-exclusive placement agent and financial advisory agreement with that firm, pursuant to which they agreed to assist us in the offering of up to $15,000,000 worth of our common stock on a "reasonable best efforts" basis. Under this arrangement, which is scheduled to expire on April 30, 2002 (unless extended by the parties), Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. As of March 31, 2002, we had not yet raised any capital pursuant to this agreement.

     On November 7, 2001, we entered into a non-exclusive financial consulting agreement with Hyperion Partners Corp. ("Hyperion"), pursuant to which Hyperion agreed to assist us in the offering of shares of our common stock to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. This engagement is scheduled to expire on May 6, 2002, unless extended by the parties. As of March 31, 2002, we had raised approximately $8.1 million pursuant to this arrangement.

     On November 21, 2001, we entered into a non-exclusive financial consulting agreement with Atlas Capital Services, LLC ("Atlas"), pursuant to which Atlas agreed to assist us in the offering of shares of our common stock in private placements of up to $5,000,000 on a "reasonable best efforts" basis to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. This engagement is scheduled to expire on May 21, 2002, unless extended by the parties. As of March 31, 2002, we had raised approximately $3.6 million pursuant to this arrangement.

     On February 18, 2002, we entered into a non-exclusive financial consulting agreement with Occidental Solutions, Inc. ("Occidental"), pursuant to which Occidental agreed to assist us in the offering of shares of our common stock in private placements of at least $500,000 on a "best efforts" basis to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. As of March 31, 2002, we had not yet raised any capital pursuant to this arrangement.

     Hyperion, Ladenburg Thalmann, Atlas, and Occidental are not committed to purchase any of our securities, regardless of whether they do or do not successfully identify others that are interested in purchasing or that do in fact purchase our securities. We, in turn, are not obligated to sell any of our securities to any prospective purchaser successfully identified by Hyperion, Ladenburg Thalmann, Atlas or Occidental.

     No assurance can be given that additional financing will be available under the agreements with Hyperion, Ladenburg Thalmann, Atlas or Occidental or otherwise, or that, if available, it will be available on terms favorable to us or our stockholders. The unavailability or timing of revenues and financing may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq National Market's continued listing requirements, and our common stock could be delisted from that market. In addition, if we attempt to transfer the listing of our common stock over to The Nasdaq Small Cap Market, we could fail to meet the listing requirements of The Nasdaq Small Cap Market, and we could be denied inclusion in, or eventually delisted from, that market as well. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements for that market, and there can be no guarantee that our common stock will be accepted for listing on The Nasdaq Small Cap Market."

WE CURRENTLY RELY ON A MAJOR CUSTOMER (A RELATED PARTY) FOR SUBSTANTIALLY ALL OF OUR REVENUES. AS A RESULT, OUR INABILITY TO SECURE ADDITIONAL SIGNIFICANT CUSTOMERS DURING A GIVEN PERIOD OR THE LOSS OF OUR MAJOR CUSTOMER COULD CAUSE OUR QUARTERLY RESULTS OF OPERATION TO SUFFER SIGNIFICANTLY.

     In the year ended December 31, 2001, we derived approximately 95% of our total revenues from a single customer, OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation. Any delay in the continuing deployment of the OnStar Virtual Advisor service, developed and deployed by General Magic in our network operations center, or in the expected rate of customer adoption of the service, could result in revenues and operating results for any quarter that are lower than projected. OnStar is not contractually obligated to purchase further development services from us after the expiration of the Services Addendum in August 2002, or to extend the network operations contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its network operations agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. Our dependence on OnStar makes it difficult to forecast quarterly operating results, which could cause our stock price to be volatile or to decline.

THE MARKET FOR OUR VOICE INFRASTRUCTURE SOFTWARE PRODUCTS AND SERVICES MAY NOT DEVELOP, WHICH WOULD SUBSTANTIALLY IMPEDE OUR ABILITY TO GENERATE REVENUES.

     Our future financial performance depends on growth in demand for voice infrastructure software products and services. If the market for voice infrastructure software products and services does not develop or if we are unable to capture a significant portion of that market, either directly or through our partners, our revenues and our results of operation would be adversely affected.

     The market for voice infrastructure software products and services is relatively new and still evolving. Currently, there are a limited number of products and services in this industry. The adoption of voice infrastructure software products and services could be hindered by the perceived cost, quality or reliability of this new technology, as well as the reluctance of customers that have invested substantial resources in existing systems, such as touch-tone-based systems, to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we must provide information to prospective customers and partners, including large, established companies, about the uses and benefits of voice-driven applications in general and our products in particular. If these efforts fail, or if our voice infrastructure software products and services do not achieve commercial acceptance, our business would be harmed.

     The continued development of the market for our voice infrastructure software products and services will depend upon the:

     - widespread adoption of voice-driven applications by businesses for use in conducting transactions and managing relationships with their vendors, customers, and employees;

     - consumer acceptance of such applications in general, and our offerings, in particular; and

     - continuing improvements in hardware and software technology that may reduce the cost and improve the performance of voice solutions.

WE MUST ESTABLISH AND MAINTAIN RELATIONSHIPS WITH CUSTOMERS AND PARTNERS TO GENERATE REVENUES.

     Our business model for voice infrastructure software products and supporting services depends on generation of revenue from licensing of our magicTalk Voice Gateway and of the magicTalk Enterprise Platform suite of voice infrastructure software products and supporting services. Our success in generating these revenues depends on our ability to establish and maintain relationships with our existing customers, such as OnStar Corporation, and with other organizations that engage in high-volume customer, vendor and employee interactions, such as companies with customer relationship management, supply chain management, sales force automation and enterprise resource planning applications and with partners that currently provide technology solutions to these businesses. Competition for relationships with companies such as these is extremely intense.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS FOR THAT MARKET, AND THERE CAN BE NO GUARANTEE THAT OUR COMMON STOCK WILL BE ACCEPTED FOR LISTING ON THE NASDAQ SMALL CAP MARKET.

     Our common stock is currently listed on The Nasdaq National Market under the symbol "GMGC." However, there is a significant risk that we may be delisted from The Nasdaq National Market. In addition, if we do not raise sufficient additional capital we may not meet the initial and continuing listing requirements to transition (or maintain) the listing of our common stock on The Nasdaq Small Cap Market.

     On February 14, 2002, we received notice from Nasdaq that our stock had traded below the $1.00 minimum per share price required for continued listing on The Nasdaq National Market for thirty (30) consecutive trading days. Accordingly, we were provided until May 15, 2002 to regain compliance with that requirement. In order to do so the closing bid price of our stock must be at or above $1.00 per share for a minimum of ten (10) consecutive trading days at any time prior to May 15, 2002, or our stock will be delisted from The Nasdaq National Market, subject to an elective appeals process. At that time, we may either appeal a delisting determination, or request to be transferred to The Nasdaq Small Cap Market. To transition to The Nasdaq Small Cap Market, we must satisfy the continued inclusion requirements for The Nasdaq Small Cap Market, with the exception of the requirement that we maintain a minimum $1.00 bid price. If the transfer is approved, we will be granted an additional grace period through August 13, 2002 in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small Cap Market. We may then be eligible for an additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small Cap Market, provided we meet the initial listing requirements for The Nasdaq Smallcap Market at that time. The "initial listing requirements" for The Small Cap Market include stockholders equity of $5 million, or market cap of $50 million, or net income of $750,000. We may be eligible to transfer back to The Nasdaq National Market if we meet the $1.00 minimum bid price requirement for thirty (30) consecutive trading days and meet all other maintenance requirements of that market by February 10, 2003.

     The delisting of our common stock from The Nasdaq National Market may result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

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

IF OUR SECURITIES WERE DELISTED FROM THE NASDAQ NATIONAL MARKET AND NOT ACCEPTED FOR LISTING ON, OR DELISTED FROM, THE NASDAQ SMALL CAP MARKET, THEY MAY BE TREATED AS "PENNY STOCKS," WHICH WOULD FURTHER REDUCE THE LIQUIDITY IN OUR COMMON STOCK AND MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     If our common stock were delisted from The Nasdaq National Market, and not accepted for listing on, or delisted from, The Nasdaq Small Cap Market, it could become subject to the SEC's "Penny Stock" rules. "Penny stocks" generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

CONVERSION OF OUR SERIES G PREFERRED STOCK AND THE SALE OF THE RESULTING CONVERSION SHARES WOULD DILUTE CURRENT STOCKHOLDERS AND COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

     As of March 26, 2002, our outstanding Series G preferred stock (the last remaining outstanding series of our preferred stock as of that date) was convertible into approximately 8,907,363 shares of our common stock. The holders of our Series G preferred stock have the right to convert their preferred shares into shares of our common stock at any time. The holders of our common stock would experience substantial dilution to their investment upon conversion of the Series G preferred shares. In addition, the influx of the shares of common stock issuable upon conversion of the preferred shares into the market could serve to substantially drive down our stock price. For example, on March 25, 2002, the holders of all of our then outstanding shares of Series H preferred stock converted all of their shares of Series H preferred stock into 1,008,998 shares of our common stock, which represented approximately 1.1% of our outstanding common stock. On that day, the closing bid price of our common stock on The Nasdaq National Market was 3.9% lower than the preceding day's closing price for our common stock.

     A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements for that market, and there can be no guarantee that our common stock will be accepted for listing on The Nasdaq Small Cap Market."

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

ANY FUTURE SALES OF OUR COMMON STOCK, INCLUDING THROUGH OUR ARRANGEMENTS WITH HYPERION, LADENBURG THALMANN, ATLAS, OCCIDENTAL, OR OTHERWISE COULD RESULT IN DILUTION TO OUR COMMON STOCKHOLDERS AND RESULT IN A DECREASE IN OUR STOCK PRICE.

     We may seek to raise additional capital through the sale of our common stock pursuant to our non-exclusive agreements with Hyperion, Atlas, and Occidental, through which such financial advisors each agreed to assist us in offering shares of our common stock to certain investors to be identified by such financial advisors. In addition, we currently have an arrangement with the investment banking firm of Ladenburg Thalmann pursuant to which we could seek to raise an additional $15,000,000 upon the sale of our common stock. We may also seek to raise additional capital otherwise than through our arrangements with these financial advisors. The holders of our common stock could experience substantial dilution when we raise additional capital pursuant to these arrangements or otherwise. In addition, as we raise additional capital through the sale of our common stock, the price of our common stock in the market could decrease, especially if we place these additional shares at a discount to market, as we have in the past. A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq National Market. See "-- Our common stock may be delisted from The Nasdaq National Market if we are not able to demonstrate compliance with the continued listing requirements for that market, and there can be no guarantee that our common stock will be accepted for listing on The Nasdaq Small Cap Market."

LEVERAGE MAY IMPAIR OUR FINANCIAL CONDITION.

     In connection with the conversion of our Series D and Series F preferred stock effective October 15, 2001, we issued 5% Secured Notes Due April 15, 2003 in the aggregate original principal amount of $1,250,000 (the "Notes") to certain holders of our Series D and Series F preferred stock as an inducement to convert their preferred stock. Such Series D and Series F holders also exchanged 481,024 shares of common stock and all warrants to purchase shares of our common stock held by such investors that were issued in connection with the issuance of our Series B Convertible Preferred Stock, Series D Convertible Preferred Stock and Series H Convertible Preferred Stock (representing 1,013,776 shares). The Notes are secured by all of the assets of General Magic.

     The amount of our debt and long-term liabilities is significant in comparison to our total assets. As of December 31, 2001, our total debt (reflected by the Notes) is $1.25 million. In addition to the debt represented by the Notes, we are also liable for repayment of prepaid royalties of $2 million, together with interest, on or before December 31, 2003 to OKI Electric Industry Co., Ltd. under a 1994 license of our Magic Cap technology. Our debt and long-term liabilities could have important consequences to our equity holders, including:

     - limiting our ability to obtain future financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; and

     - requiring a portion of our cash flow from operations for the payment of interest and principal on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements.

SERVICING OUR DEBT WILL REQUIRE PERIODIC PAYMENTS OF CASH, AND OUR ABILITY TO GENERATE SUFFICIENT CASH DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

     Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, and competitive factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that we will be able to raise sufficient capital in the future in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity, and there can be no assurance that such refinancing will be available to us. The Notes mature in stages commencing January 15, 2002. We cannot assure you that we will be able to meet our scheduled debt repayment obligations as they become due or obtain refinancing for our debt on favorable terms, if at all. Any inability to generate sufficient cash flow or to raise sufficient capital on favorable terms could have a material adverse effect on our financial condition.

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

     If we default on the Notes, then the Collateral Agent for the Note holders has numerous rights and remedies that may materially adversely affect our ability to conduct our business on an ongoing basis including, without limitation, the following:

     - declaring the entire indebtedness due and payable under the Notes without notice to us;

     - assembling and selling the collateral, as though it were its own;

     - foreclosing on the collateral;

     - transferring title to the collateral;

     - collecting revenues from the collateral (such as our accounts receivable);

     - endorsing negotiable instruments relating to the collateral;

     - to the extent permitted by applicable law, having a receiver appointed;
       and

     - all other rights and remedies that are available to secured creditors under the provisions of the New York Uniform Commercial Code, as amended from time to time.

     In addition, the holders of the Notes have priority over our equity holders in the event of a liquidation of General Magic.

OUR VOICE INFRASTRUCTURE SOFTWARE PRODUCTS AND SERVICES CAN HAVE LONG SALES AND IMPLEMENTATION CYCLES AND EACH SALE COULD BE SIGNIFICANT TO THE QUARTER IN WHICH IT OCCURS. AS A RESULT, OUR QUARTERLY OPERATING RESULTS AND OUR STOCK PRICE MAY FLUCTUATE.

     Purchase of our voice infrastructure software products and services requires the customer to adopt emerging voice applications technology. Accordingly, the decision to purchase our products and services typically requires significant pre-purchase evaluation, and many customers may attempt to adopt our products and services on a "pilot" or test basis to assist in this evaluation. We may spend many months providing information to prospective customers regarding the use and benefits of our voice infrastructure software products and services. During this evaluation period, we may expend substantial sales, marketing and management resources.

     After purchase, it may take substantial time and resources to implement our solution. If we are performing significant professional services in connection with the implementation, we do not recognize software revenue immediately, but rather on a percentage of completion basis or in some cases not until after acceptance. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize services revenue until these conditions are met. We have in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles may make it difficult to predict the quarter in which revenue recognition may occur and may cause revenue and operating results to vary significantly from period to period. These factors could cause our stock price to be volatile or to decline.

GENERAL ECONOMIC CONDITIONS MAY DELAY CUSTOMER ADOPTION OF VOICE APPLICATIONS.

     Unfavorable economic conditions may cause businesses to reduce capital expenditures on adoption of new technologies, including voice-driven applications. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, our results of operations and financial condition may be adversely affected.

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

     - our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our magicTalk Enterprise Platform suite of voice infrastructure software products, that respond to evolving customer requirements in a timely manner; and

     - increased sales and product development expenses associated with our efforts to increase sales and to bring the magicTalk Enterprise Platform software suite to market.

     Due to these factors, and because the market for our voice infrastructure software and supporting services is new and rapidly evolving, our ability to accurately forecast our quarterly sales is limited. Because of the difficulty in predicting our future performance and the volatility of our quarterly results, our operating results may fall below the expectations of analysts or investors and, as a result, the price of our common stock may decline.

INTENSE COMPETITION IN THE MARKET FOR VOICE INFRASTRUCTURE SOFTWARE PRODUCTS AND SERVICES COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

     The market for voice infrastructure software products and services is intensely competitive. A number of companies have developed, or are expected to develop, voice application technologies, products or services that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premises equipment-based voice-activated solutions, such as Avaya Inc., Comverse Technology, Inc., Edify Corporation, International Business Machines Corporation, Nortel Networks Corp. and Syntellect Inc.; speech recognition vendors, such as Nuance Communications Inc. and SpeechWorks International, to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetbyTel.com, Inc.; companies that offer voice platform technologies, such as Motorola, Inc., Nuance Communications Inc., Telera Inc. and VoiceGenie Technologies, Inc.; and companies in the voice portal category, such as BeVocal, Inc., HeyAnita Inc., and Tellme Networks Inc. Software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P. may extend their offerings to provide the capabilities of the magicTalk Enterprise Platform voice infrastructure software product suite. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

TECHNOLOGY CHANGES RAPIDLY IN OUR MARKET, AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE NEEDS OF OUR CUSTOMERS.

     The market for voice infrastructure software products and services is characterized by rapid technological change, changing customer needs, increasingly frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render our voice infrastructure software products and services obsolete and unmarketable.

     Our success will depend upon our ability to timely develop and introduce new voice infrastructure software products and services, as well as enhancements to our existing products and services, to keep pace with technological developments and emerging industry standards and address the changing needs of customers and partners. We may not be successful in developing and marketing new products or services that respond to technological changes or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or services. In addition, our new products and services may not adequately meet the requirements of the marketplace or achieve market acceptance.

WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT, WHICH COULD ADVERSELY AFFECT OUR REVENUES OR RESULTS OF OPERATION.

     Any delays in product development or market launch of new or enhanced versions of the magicTalk voice infrastructure software could adversely affect our revenues or results of operation. To be successful, we must continue to develop and enhance our suite of voice infrastructure software products and supporting services. Software product development schedules are difficult to predict because they involve creativity and may require implementation of original, untried solutions or the use of new development tools. Our software development efforts have been delayed in the past. In addition to software development delays, we may also experience delays in other aspects of product development. Any product development delays could delay or prevent successful introduction or marketing of new or improved products or services or the delivery of new versions of our products or services.

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

THE FAILURE OR UNAVAILABILITY OF THIRD-PARTY TECHNOLOGIES AND RELATED SERVICES COULD LIMIT OUR ABILITY TO GENERATE REVENUES.

     We have incorporated technology developed by third parties in certain of the products and services offered to our customers, including the following:

     - personalization software;

     - email servers which process both emails and voice mails;

     - voice recognition software;

     - text-to-speech software; and

     - network operations center servers, routers and other equipment.

     We plan to continue to incorporate third-party technologies in future voice infrastructure software products and services. We have limited control over whether or when these third-party technologies will be enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to timely develop, license or support technology necessary to our products or services, market acceptance of our products or services could be adversely affected. Moreover, if these third-party technologies fail or otherwise prove to be not viable, it may have a significant impact on our ability to provide our services and/or to generate revenues.

WE RELY ON THIRD PARTY SERVICES TO CONDUCT OUR NETWORK OPERATIONS CENTER, AND CALIFORNIA'S ENERGY CRISIS COULD DISRUPT OUR BUSINESS OPERATIONS AND INCREASE OUR EXPENSES.

     We rely and will continue to rely on services supplied by third parties, such as telecommunications, Internet access and power, for services hosted in our network operations center. If these third-party services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

     California continues to experience an energy crisis that in the future could disrupt our business operations, in particular the services provided by our network operations center, and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has, on some occasions implemented, and is likely in the future to implement rolling blackouts throughout California. We currently have a backup generator to maintain power to our network operations center, and maintain sufficient fuel on-site to run the generator for a number of hours, with arrangements from a supplier to provide additional fuel as needed. We have no other alternate source of power, and our current insurance may not provide adequate coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt power supply to our network operations center, and our backup generator fails to operate properly, or we are unable to contract for needed fuel, it could lead to interruptions in the services hosted in our network operations center and could substantially impair our ability to operate our business. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

     We hold seventeen patents issued by the United States Patent and Trademark Office ("PTO") and certain counterpart patents in foreign jurisdictions. We have fifteen patent applications pending before the PTO, as well as selected counterpart patent applications pending in foreign jurisdictions. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products or services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we expect to license our products internationally, and the laws of some foreign countries would not protect our proprietary rights to the same extent as do the laws of the United States.

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

SECURITY PROBLEMS IN OUR VOICE APPLICATIONS OR IN OUR VOICE INFRASTRUCTURE SOFTWARE PRODUCTS OR SERVICES WOULD LIKELY RESULT IN SIGNIFICANT LIABILITY AND REDUCED REVENUES.

     Security vulnerabilities and weaknesses may be discovered in our voice applications or in our voice infrastructure software products or services, in the licensed technology incorporated in our products or services, in our network operations center hosting environment, or in the media by which end users access our products or services. Any such security problems may require us to expend significant capital and other resources to alleviate the problems. In addition, these problems could result in the loss or misuse of personal information, including credit card numbers, and may limit the number of customers or subscribers for our products or services. A decrease in the number of customers could lead to decreased revenues. These problems may also cause interruptions or delays in the development of enhancements to our products and services and may result in lawsuits against us.

     We plan to continue to incorporate security technologies in our products and services. However, such technologies may not be adequate to prevent break-ins. In addition, weaknesses in the media by which users access our products and services, including the Internet, land-line telephones, cellular phones and other wireless devices, may compromise the security of the electronic information accessed. We intend to continue to limit our liability to end users and to our customers and partners, including liability arising from failure of the security technologies incorporated into our products and services, through contractual provisions. However, we may not successfully negotiate such limitations with all our customers and partners, nor may such limitations eliminate liability. We do not currently have liability insurance to protect against risks associated with forced break-ins or disruptions.

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

A CLAIM FOR DAMAGES COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

     We may be subject to claims for damages related to system errors and other defects in the services we host for our customers. Agreements with end users of these services typically contain provisions designed to limit exposure to potential product liability claims. However, these provisions may not be sufficient to protect us from liability. Moreover, a claim brought against us, even if unsuccessful, could be time-consuming, divert management's attention, result in costly litigation and harm our reputation. We currently have liability insurance to protect against certain risks associated with system errors and other defects in our services. However, we cannot guarantee that such insurance will be sufficient.

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

OUR STOCK PRICE HAS BEEN EXTREMELY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD ADVERSELY AFFECT YOUR INVESTMENT.

     The market price of our common stock has been extremely volatile. From January 1, 2000 to December 31, 2001, the closing price of our common stock has varied significantly from a high of $17.31 to a low of $0.27 per share. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our products or services, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq National Market.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 27, 2002, the executive officers of General Magic, who are elected by and serve at the discretion of our Board of Directors, were as follows:

NAME                                        AGE       POSITION WITH THE COMPANY        EMPLOYED SINCE
----                                        ---       -------------------------        --------------
Kathleen M. Layton........................  54    President and CEO                    January 2001
Jeffrey M. Adamson........................  41    Vice President, Applications         January 2000
                                                  Services
Mary E. Doyle.............................  49    Senior Vice President of Business    July 1996
                                                  Affairs, General Counsel and
                                                  Secretary
Pericles Haleftiras, Jr...................  49    Chief Technology Officer             April 2001
Mark Phillips.............................  49    Vice President, Product              September 2001
                                                  Development
David H. Russian..........................  49    Vice President and Chief Financial   May 2001
                                                  Officer
Paula E. Skokowski........................  39    Vice President, Marketing            May 2000
Mark D. Strumwasser.......................  35    Vice President, Sales and Market     April 2001
                                                  Development

     Kathleen M. Layton joined the Company as Chief Executive Officer and President in January 2001. Ms. Layton has also served as a Director of the Company since January 2001. Immediately prior to joining the Company, Ms. Layton served as Chief Executive Officer of S.A.I.L. Port, a technology company advancing speech, artificial intelligence and language. Prior to joining S.A.I.L., Ms. Layton was the Chief Executive Officer and President of OmniVoice Technologies, Inc., a joint venture integrating proprietary speech compression technology with wireless and Internet technologies to create voice messaging solutions for global wireless and Internet markets from February 1998 through March 2000. From January 1997 to January 1998, Ms. Layton served as the Vice President and Director of Business Development of AmeriTech Corporation and from June 1989 to December 1996, she was the President and Chief Executive Officer of Strata Group, formerly Logica's Network Products Division. Ms. Layton holds a B.S. in Mathematics from Southeast Missouri State University and an Executive M.B.A. from Washington University and has completed the Executive Program in Credit Analysis, Equity Valuation and Financial Reporting at Northwestern University's Kellogg Graduate School.

     Jeffrey M. Adamson joined the Company in January 2000 as Vice President, Network Operations and Information Technology and currently serves as our Vice President of Applications Services. Before joining General Magic, Mr. Adamson served International Rectifier Corporation in various capacities from December 1992 to January 2000, most recently as Manager of I.S. Operations and Global Technical Architecture.

Mr. Adamson holds a B.S. degree in Accounting and a M.S. in Accounting Information Systems from the University of Tennessee.

     Mary E. Doyle joined the Company in July 1996 as General Counsel and Secretary and served as our Vice President of Business Affairs from January 1997 until September 1998, when she was named Senior Vice President of Business Affairs. Before joining General Magic, Ms. Doyle served Teledyne, Inc. in various positions from July 1984 to July 1996, most recently as General Counsel of the Aerospace and Electronics segment from January 1995 through July 1996. Ms. Doyle received an A.B. in Biology and Economics from the University of California, Santa Cruz, and a J.D. from the University of California, Berkeley.

     Pericles Haleftiras, Jr. joined the Company in April 2001 as Chief Technology Officer. Before joining the Company, Mr. Haleftiras was the Chief Executive Officer and founder of Xerago, LLC, a Web software development services company, from July 1999 to December 2001. From December 1998 to June 1999 Mr. Haleftiras was interim Chief Technical Officer of RX.com, an Internet prescription fulfillment company, from July 1997 to November 1998 Mr. Haleftiras was the Chief Technical Officer and founder of Cyber.com, which provided broadband in-room entertainment systems to the hospitality industry, and from May 1985 to July 1997 Mr. Haleftiras was president of Structured Technology Corporation, a defense software engineering company. Mr. Haleftiras holds a B.S. in Computer Science from Quinnipiac University.

     Mark Phillips joined the Company in September 2001 as Vice President, Product Development. Before joining the Company, Mr. Phillips served as Chief Technical Officer and Vice President of Engineering of OPI Software, a procurement software company, from November 2000 to September 2001. From April 1999 to November 2000, Mr. Phillips was Vice President of Engineering of Angara e-Commerce Services, a Web-based content personalization software company, and from April 1996 to April 1999 he was Chief Technical Officer and Vice President of Engineering of Insession Inc., an integration services software company. From July 1993 to April 1996 Mr. Phillips was Senior Designer and Architect at Tandem Computers. Mr. Phillips holds a M.S. in Physics from Oxford University.

     David H. Russian joined the Company in May 2001 as Vice President, Finance and Administration, and Chief Financial Officer. Before joining the Company, Mr. Russian served as Chief Financial Officer of Bidland.com, Inc., an internet software company, from July 1999 to June 2000. From June 1997 to June 1998, Mr. Russian provided consulting services to Elemental Software, Inc., an intranet software development company, and Silicon Wave Inc., a RF systems-on-chips manufacturing company, and cofounded Indiqu.com, a content provider to wireless devices. From October 1994 to October 1996 Mr. Russian was Vice President and Chief Financial Officer of Brooktree Corporation, Inc., a Nasdaq traded communications, imaging and multimedia semiconductor company. Mr. Russian holds a B.S. in Accounting from San Diego State University and is a Certified Public Accountant in the State of California.

     Paula E. Skokowski joined the Company in May 2000 as Vice President of Marketing. Before joining General Magic, Ms. Skokowski served as Director of Marketing at Echelon Corporation from May 1994 to May 2000. Ms. Skokowski holds a B.A. in Engineering Science from Oxford University and a M.S. in Robotics from the University of California, Berkeley.

     Mark D. Strumwasser joined the Company in April 2001 as Vice President, Sales and Market Development. Before joining the Company, Mr. Strumwasser served as Vice President of Business Development and Sales for One Voice Technologies, Inc. from July 1999 to April 2001. From July 1994 to July 1999, Mr. Strumwasser was Director of Sales, Distribution Business Unit, for Creative Labs, Inc. Mr. Strumwasser holds a B.S. in Business Administration and Finance from California State University, Northridge.

ITEM 2.  PROPERTIES

     Our operations are located in a single building in Sunnyvale, California. This facility consists of three floors, each comprising approximately 39,000 square feet. We currently occupy two of the three floors under a lease that expires in June 2002. Effective January 2002, we entered into a new lease for our current facility that will reduce our occupied space to approximately 59,000 square feet. This lease expires in June 2006. In

July 2001, we opened a sales and development office in Carlsbad, California that consisted of approximately 2,000 square feet. The current lease expires in August 2004. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company effected an initial public offering ("IPO") on February 9, 1995, with its common stock traded on The Nasdaq National Market under the symbol "GMGC." As of December 31, 2001, there were 926 stockholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders of record. The following table sets forth, for the quarters indicated, the high and low bid price per share of the Company's common stock for the last two fiscal years as reported on The Nasdaq National Market:

                                                               PRICE RANGE
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
CALENDAR 2001:
First Quarter...............................................  $ 3.19   $1.03
Second Quarter..............................................    1.90    0.63
Third Quarter...............................................    1.10    0.26
Fourth Quarter..............................................    0.72    0.26
CALENDAR 2000:
First Quarter...............................................  $18.75   $3.53
Second Quarter..............................................    9.63    2.47
Third Quarter...............................................    8.63    4.25
Fourth Quarter..............................................    6.16    1.06

     The Company has never paid cash dividends on its common stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

     In consideration of the establishment of the Company's financing arrangement with Paul Revere Capital Partners Ltd. ("Paul Revere"), the Company issued warrants to purchase 200,000 shares of its common stock to Paul Revere, effective March, 2001, in reliance on the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The warrants have a three year term and are immediately exercisable.

     In consideration of the establishment of the Company's financing arrangement with Hyperion Partners Corp. ("Hyperion"), the Company issued warrants to purchase 103,125 shares of its common stock to Hyperion, effective as of December 2001, in reliance on the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The warrants have a three year term and are immediately exercisable.

     In consideration of the establishment of the Company's financing arrangement with Atlas Capital Services, LLC ("Atlas"), the Company issued warrants to purchase 267,713 shares of its common stock to Atlas, effective as of December 2001, in reliance on the exemption from securities registration afforded by

Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The warrants have a three year term and are immediately exercisable.

ITEM 6.  SELECTED FINANCIAL DATA

     This data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The consolidated statement of operations data and the consolidated balance sheet data for each of the years in the five year period ended December 31, 2001, are derived from our consolidated financial statements. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options to purchase common stock, and warrants to purchase common stock) since their effect would be antidilutive. See Note 1 of the Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute actual basic and diluted net loss per share. The historical results are not necessarily indicative of results to be expected for any future period.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total revenue...........................  $  5,632   $ 10,674   $  2,484   $  2,286   $  3,456
Cost of revenue -- related party........     2,633      4,538        195         --         --
Network operations......................     5,233      9,068      7,387      3,405         --
Research and development................     6,531      6,018     12,524     17,656     21,015
Selling, general and administrative.....    13,402     17,834     22,976     20,642      9,360
Depreciation and amortization...........     5,710      6,102      4,902      3,044      2,849
Write-off of acquired technology and
  in-process research and development...        --         --         --      2,827         --
Loss from operations....................   (27,877)   (32,886)   (45,500)   (45,651)   (30,696)
Net loss................................   (27,536)   (35,107)   (47,575)   (38,908)   (28,384)
Loss applicable to common
  stockholders..........................   (27,183)   (42,893)   (61,154)   (61,783)   (28,384)
Basic and diluted loss per share........     (0.38)     (0.77)     (1.56)     (2.09)     (1.06)
CONSOLIDATED BALANCE SHEET DATA:
Total assets............................    15,345     30,973     41,705     47,298     36,297
Deferred revenue, noncurrent............        --         --         --      2,000      4,186
Long-term debt..........................       650         --         --      3,778      3,199
Other long-term liabilities.............     2,581      2,161      2,692        683      2,446
Redeemable convertible preferred
  stock.................................        --      7,136     10,274     28,235         --
Total stockholders' (deficit) equity....     6,039     15,745     12,046     (1,113)    17,298

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

OVERVIEW

     General Magic, Inc. offers a suite of voice infrastructure software products to Global 2000 companies to enable the rapid creation of personality-rich voice access to new and existing Web-based enterprise applications. This product suite, known as magicTalk(R), is comprised of the Voice Gateway and the Enterprise Platform.

     The magicTalk product suite is designed for use in building and deploying voice-enabled enterprise applications in the emerging voice self-service market. The Voice Gateway, first released in May 2001, integrates speech recognition, text-to-speech, media resources and telephony technologies with a VoiceXML interpreter to enable user-friendly telephone access to new or existing enterprise applications and information. The Enterprise Platform, first released in December 2001, is enterprise-class voice infrastructure software that allows Web and Java(TM) developers to create their own brand of voice-applications that communicate to the end user through the magicTalk Voice Gateway. The Enterprise Platform includes prepackaged application design, system testing, debugging, deployment and management software.

     In addition to our magicTalk product suite, we offer supporting services. These include product training, voice user interface design consulting, technical support and hosting. In addition, we offer our customers application development services, delivered directly or through professional services and consulting companies with whom we partner.

     The principal target market for our voice infrastructure software and supporting services is the Global 2000 enterprise. We offer these enterprises the ability to leverage investments in both call center and e-business infrastructure (both intranets and extranets) to expand their business reach by adding the voice channel to new and existing Web services and information. By adding voice access to corporate information for customers, suppliers and employees, enterprises can reduce costs, improve customer retention, improve workforce productivity and increase revenues.

     In 2001, our primary source of revenue was professional services and hosting revenue from OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation. Going forward, we expect to reduce our dependency on OnStar as we seek new customers for our recently released voice infrastructure software suite of products.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. Since our inception, however, we have incurred significant losses, including a net loss of $27.2 million for the twelve-month period ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $340.7 million. This, combined with our current cash position, raises substantial doubt about our ability to continue as a going concern. As of March 27, 2002, we had cash, cash equivalents and short-term investment balances of $12.0 million, which includes proceeds from the equity financing arrangement with institutional investors concluded on March 27, 2002. A cash flow analysis, which was prepared as of March 31, 2002 to determine whether we will be able to fund negative cash flows, based on our current cash "burn" rate, through December 31, 2002, projects that we require total estimated additional cash, cash equivalents and short-term investments amounting to an additional $8.0 million as of March 31, 2002. This analysis did not take into account any increase in revenues from current customers, revenues from new customers, or new financings for the period March 31, 2002 through December 31, 2002. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and there can be no assurance that we will be able to generate sufficient additional revenues or to raise sufficient additional cash to continue our operations on an ongoing basis.

     We plan to continue to spend significant amounts to develop, enhance and maintain our voice infrastructure software products and services and to expand our marketing and sales efforts. As a result, we will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

     The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2001. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                               FOR QUARTERS ENDED
                                  -----------------------------------------------------------------------------
                                                  2001                                    2000
                                  -------------------------------------   -------------------------------------
                                  MARCH 31   JUNE 30   SEPT 30   DEC 31   MARCH 31   JUNE 30   SEPT 30   DEC 31
                                  --------   -------   -------   ------   --------   -------   -------   ------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Total revenue...................    1,216       982     1,619     1,815     2,596      2,262    3,183     2,633
Cost of revenue-related party...      524       411       805       893     1,171      1,359      975     1,033
Network operations..............    1,461     1,412     1,236     1,124     3,080      2,948    1,291     1,749
Research and development........    1,535     1,748     1,245     2,003     2,130      1,115    1,810       963
Selling, general and
  administrative................    3,611     3,971     3,050     2,770     7,053      4,771    2,792     3,218
Depreciation and amortization...    1,450     1,375     1,451     1,434     1,484      1,524    1,588     1,506
Loss from operations............   (7,365)   (7,935)   (6,168)   (6,409)  (12,322)    (9,455)  (5,273)   (5,836)
                                   ------    ------    ------    ------   -------    -------   ------    ------
Net loss........................   (7,101)   (7,708)   (6,054)   (6,673)  (12,063)    (9,072)  (6,027)   (7,945)
                                   ------    ------    ------    ------   -------    -------   ------    ------
Loss applicable to common
  stockholders..................   (7,234)   (7,790)   (6,539)   (5,620)  (12,211)   (16,545)  (6,111)   (8,026)
Basic and diluted loss per
  share.........................    (0.11)    (0.11)    (0.09)    (0.07)    (0.26)     (0.32)   (0.10)    (0.13)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     General Magic's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business -- Risk Factors of this report on Form 10-K.

     Our critical accounting policies are as follows:

  REVENUE RECOGNITION

     Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue recognition rules for software companies are very complex and require following very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

     We have generated our revenues primarily through the following two sources:
(a) service revenues; and (b) licensing revenues. Service revenues represent fees associated with the initial development of the OnStar Virtual Advisor, on-going development of new features and functionality for the OnStar Virtual Advisor, maintenance, hosting and support services for the OnStar Virtual Advisor, and subscription fees for the Portico service. Licensing revenues primarily represent revenue from license fees for our technologies and royalty revenue from original equipment manufacturer ("OEM") shipments of devices incorporating our technologies.

     The development fees for the OnStar Virtual Advisor are recognized under the percentage-of-completion method based on either the achievement and acceptance of milestones or the performance of services. Support, maintenance and hosting fees for the OnStar Virtual Advisor are recognized ratably over the period the service or maintenance is provided.

     We generally recognize software license revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

     License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided we have vendor specific objective evidence of fair value for undelivered elements, if any, and the arrangement does not require significant customization of software, the fee is fixed and determinable and collectibility is considered probable. If the arrangement involves significant customization of software, the fees, excluding the portion attributable to maintenance, are recognized using the percentage-of-completion method based on either the achievement and acceptance of milestones or the performance of services. Revenue from associated maintenance contracts is recognized ratably over the term of the maintenance contract on a straight-line basis.

     We recognize nonrefundable, nonrecoupable license fees upon delivery of our technology to our licensees when we have no continuing obligation to the customer. Royalties associated with OEM licensees are recognized upon shipment of the product incorporating our technology to the OEM's customers provided that the collection of the related receivable is deemed probable. Royalties associated with potential OEM product returns are estimated and provided for in the period of sale. Licensing revenue from network operators is recognized as earned based upon usage and, in certain cases, based on subscriber registration. Advance payments of licensing revenue and fees received prior to revenue recognition are recorded as deferred revenue.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current credit-worthiness of each customer. We maintain allowances for doubtful accounts that may result from the inability of our clients to make required payments. For the year ended December 31, 2001, accounts receivable from one major customer, OnStar Corporation, accounted for 95% of total accounts receivable. If the financial condition of OnStar were to deteriorate resulting in an impairment of its ability to make payments, we may make additional allowances thus increasing the expense for bad debt. Additionally, if future bad debts differ from our historical loss experience, additional bad debt expense will be recognized above our estimates.

  ACCOUNTING FOR INCOME TAXES

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To date, we have established a 100% valuation allowance against our deferred tax assets.

RESULTS OF OPERATIONS

     The Company recorded a net loss applicable to common stockholders of $27.2 million, or $0.38 per share, for the year ended December 31, 2001, compared to a net loss applicable to common stockholders of $42.9 million, or $0.77 per share, for the year ended December 31, 2000, and a net loss applicable to common stockholders of $61.2 million, or $1.56 per share, for the year ended December 31, 1999. The net loss per share for the year ended December 31, 2001, included the net loss for the period and $353 thousand in net adjustments to accumulated deficit related to dividends on preferred stock, preferred stock and warrants with beneficial conversion rights issued during the period, and the conversion of Series D and Series F preferred stock at a discount to carrying value. Excluding the effect of these adjustments, the loss per share for the year ended December 31, 2001, would remain $0.38 per share. The net loss per share for the year ended December 31, 2000, included the net loss for the period and $7.8 million in adjustments to accumulated deficit related to dividends on preferred stock and preferred stock and warrants with beneficial conversion rights issued during the period. Excluding the effect of these adjustments, the loss per share for the year ended December 31, 2000, would have been $0.63 per share. The net loss per share for the year ended December 31, 1999, included the net loss for the period and $13.6 million in adjustments to accumulated deficit related to preferred stock with beneficial conversion rights issued during the period. Excluding the effect of these adjustments, the loss per share for the year ended December 31, 1999, would have been $1.22 per share.

REVENUE

     Total revenue for the year ended December 31, 2001, was $5.6 million, compared to $10.7 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively. Total revenue for 2001 consists primarily of development, support, and hosting fees for the OnStar Virtual Advisor and subscription fees for the Portico service. Total revenue for 2000 consists of service revenue primarily related to the development of the OnStar Virtual Advisor. Total revenue for 1999 consists of license fees for the Company's Magic Cap and software modem technologies, subscription fees for the Portico service, and revenue for the development of the Virtual Advisor for OnStar. Service revenue for 1999 consists of subscription fees for the Portico service and OnStar development fees. Licensing revenue for 1999 includes $1.5 million associated with a license to Mitsubishi Electric Corporation ("MELCO"), which became effective in August 1999 pursuant to the terms of a June 1997 settlement agreement. The decrease in total revenue from 2000 to 2001 was primarily due to a reduction in revenues associated with the initial development of the OnStar Virtual Advisor and was partially offset by new revenue resulting from the development of new features and functionality requested for the Virtual Advisor service, and maintenance, hosting and support of the service. The increase in total revenue from 1999 to 2000 was due primarily to service revenue for the OnStar Virtual Advisor.

     For the year ended December 31, 2001, we derived approximately 95% of our total revenues from a single customer, OnStar Corporation, a subsidiary of General Motors Corporation. OnStar is not contractually obligated to purchase further development services from us after the expiration of the Services Addendum in August 2002, or to extend the network operations contract at the expiration of its current term in

December 2002. In addition, OnStar may terminate its network operations agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. There can be no assurance that we will continue to receive significant revenues from OnStar in the future if we are unable to extend the Services Addendum beyond August 2002, or to extend the network operations contract beyond the end of 2002. For more information on the risks posed by our reliance on a single major customer, please see "Risk Factors -- We currently rely on a major customer (a related party) for substantially all of our revenues."

COST OF SERVICE REVENUE -- RELATED PARTY

     Cost of service revenue -- related party for the year ended December 31, 2001, was $2.6 million compared to $4.5 million and $195 thousand for the years ended December 31, 2000 and 1999, respectively. In 2001, 2000 and 1999, the cost of service revenue related to the services performed for OnStar. The decrease in cost of service revenue from 2000 to 2001 was primarily due to a reduction in initial development costs associated with the OnStar Virtual Advisor and was partially offset by the development cost of new features and functionality requested for the Virtual Advisor service, and maintenance, hosting and support of the service. The increase in cost of service revenue from 1999 to 2000 was directly related to the increase in initial development costs associated with the OnStar Virtual Advisor.

NETWORK OPERATIONS

     Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support, access costs associated with the telephony and data network, and royalties paid to software and content providers. Network operations expense for the year ended December 31, 2001, was $5.2 million compared to $9.1 million and $7.4 million for the years ended December 31, 2000 and 1999, respectively. The decrease in network operations expense from 2000 to 2001 was primarily due to the discontinuation of the myTalk service and expense reduction in telecommunications charges associated therewith. The increase in network operations expense from 1999 to 2000 was due to the continued build up of the network operations center to support myTalk and the OnStar Virtual Advisor.

RESEARCH AND DEVELOPMENT

     Research and development expense for the year ended December 31, 2001, was $6.5 million, compared to $6.0 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively. The increase from 2000 to 2001 was primarily due to expenses associated with the development of our magicTalk Enterprise Platform suite of voice infrastructure software products. The decrease from 1999 to 2000 was due to the direct charging of development costs to OnStar Virtual Advisor, which is a part of cost of service revenue. To date, the Company has expensed all software development costs as incurred.

     We expect research and development expenses to increase modestly in 2002 as compared to 2001 as we continue to enhance our voice infrastructure software product suite.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the year ended December 31, 2001, was $13.4 million compared to $17.8 million and $23.0 million for the years ended December 31, 2000 and 1999, respectively. The decrease from 2000 to 2001 was primarily due to a reduction in marketing expenses associated with the discontinued myTalk service coupled with staff reductions and lower professional service expenses in the general and administrative areas. These reductions were partially offset by increased spending to develop market demand and distribution channels for our voice infrastructure software and supporting services. The decrease from 1999 to 2000 was due to the discontinuation of the myTalk service and general cost reduction efforts.

     We expect that our selling expense will increase significantly in 2002 compared to 2001 as a result of our continued efforts to develop market demand and distribution channels for our voice infrastructure software and supporting services.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the year ended December 31, 2001, was $5.7 million compared to $6.1 million and $4.9 million for the years ended December 31, 2000 and 1999, respectively. The decrease from 2000 to 2001 was primarily due to a reduction in equipment purchases for our network operations center and the end of depreciable lives for many of the network operations center assets purchased in 1998. The increase from 1999 to 2000 was primarily due to equipment purchases for our network operations center made during 2000.

OTHER INCOME (EXPENSE), NET

     Total other income (expense), net for the year ended December 31, 2001 was $343 thousand, compared to $(2.2) million and $(2.1) million for the years ended December 31, 2000 and 1999, respectively. The decrease in expense from 2000 to 2001 was due primarily to the write-off of $2.8 million of impaired investments in Icras, Inc. ("Icras") and Conita Technologies, Inc. and cancellation fees associated with the discontinuance of the myTalk service recorded in 2000. The expense in 1999 included the recognition of a loss of $(3.6) million to account for 100% of the net losses of Icras through July 31, 1999.

     Excluding the losses from impaired investments, expense associated with the discontinuance of the myTalk service, and the Icras losses, other income, net, consisted primarily of interest income and expense. The fluctuations in interest income from 2000 to 2001 and from 1999 to 2000 were primarily due to the Company's fluctuating cash, cash equivalent and short-term investment balances. Future net interest income is likely to decrease as cash equivalents and short-term investments are consumed by our normal operating requirements, unless we generate additional cash.

INCOME TAXES

     Income taxes for the year ended December 31, 2001, were $2 thousand, compared to $39 thousand and $23 thousand for the years ended December 31, 2000 and 1999, respectively. Income taxes were primarily related to the annual Delaware Franchise Tax.

LIQUIDITY AND CAPITAL RESOURCES

     One of the primary material known uncertainties with respect to our financial condition centers on our need to generate additional revenues or to obtain additional funding to support our continuing operations through December 31, 2002 (see "Risk Factors -- We have a history of losses and our ability to continue as a going concern is at risk"). Our principal sources of liquidity are our cash, cash equivalents and short-term investment balances that totaled $12.0 million as of March 27, 2002, which includes proceeds from the equity financing arrangement with institutional investors we concluded on March 27, 2002 (see Subsequent Events -- Note 14 to the accompanying consolidated financial statements). A cash flow analysis, which was prepared as of March 31, 2002 to determine, based on our current cash "burn" rate, whether we will be able to fund negative cash flows through December 31, 2002 with this $12.0 million balance at March 31, 2002, projects that we require total estimated additional cash, cash equivalents and short-term investments of approximately $8.0 million to fund our operations through December 31, 2002. Based on our average monthly cash "burn" rate of $1.8 million per month for the fiscal year ended December 31, 2001, we currently expect our cash, cash equivalents and short-term investment balances of $12.0 million as of March 27, 2002 will be sufficient to fund our operations into September 2002. (Please note that this is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995). This raises substantial doubt about our ability to continue as a going concern.

     We will be required to generate additional revenue or to raise additional public or private financing to support our continuing operations beyond September 2002. There can be no assurance that our efforts to generate or to raise this additional capital will be successful or that if successful, we will be able to raise additional capital on terms favorable to our company or our stockholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements, we will be required to significantly limit its operations, which will have a material adverse effect on our business, financial condition and ongoing operations. In the event we raise additional equity financing, further dilution to our stockholders will likely result. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     To accomplish our goal of seeking to raise additional capital, we have entered into several non-exclusive financing arrangements with Hyperion Partners Corp., a Georgia based investment banking firm, Ladenburg Thalmann & Co., Inc., a New York based investment banking firm, and others, as described below. The market for private equity investments in public companies is currently, in management's view, difficult and unpredictable. Accordingly, there can be no assurance that we will be successful in our efforts to identify investors to invest in our equity securities or that current unfavorable market conditions will improve. As such, no assurance can be given that we will be able to raise sufficient funds to meet our needs.

     On September 7, 2000, we entered into a letter agreement with the investment banking firm of Ladenburg Thalmann & Co., Inc., pursuant to which Ladenburg Thalmann agreed to act as our exclusive placement agent for the offering of up to $45,000,000 worth of the Company's common stock on a "reasonable best efforts" basis. From November 29, 2000 through July 18, 2001, the Company consummated sales of 9,545,410 shares of its common stock to institutional investors identified by Ladenburg Thalmann for an aggregate purchase price of $16,599,313. This arrangement with Ladenburg Thalmann expired on March 31, 2001.

     On June 28, 2001, we renewed our relationship with Ladenburg Thalmann by entering into a non-exclusive placement agent and financial advisory agreement with that firm, pursuant to which they agreed to assist us in the offering of up to $15,000,000 worth of our common stock on a "reasonable best efforts" basis. Under this arrangement, which is scheduled to expire on April 30, 2002 (unless extended by the parties), Ladenburg Thalmann has agreed that it will seek to identify institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. As of March 31, 2002, we had not yet raised any capital pursuant to this agreement.

     On November 7, 2001, we entered into a non-exclusive financial consulting agreement with Hyperion Partners Corp. ("Hyperion"), pursuant to which Hyperion agreed to assist us in the offering of shares of our common stock to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. This engagement is scheduled to expire on May 6, 2002, unless extended by the parties. As of March 31, 2002, we had raised approximately $8.1 million pursuant to this arrangement.

     On November 21, 2002, we entered into a non-exclusive financial consulting agreement with Atlas Capital Services, LLC ("Atlas"), pursuant to which Atlas agreed to assist us in the offering of shares of our common stock in private placements of up to $5,000,000 on a "reasonable best efforts" basis to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. This engagement is scheduled to expire on May 21, 2002, unless extended by the parties. As of March 31, 2002, we had raised approximately $3.6 million pursuant to this arrangement.

     On February 18, 2002, we entered into a non-exclusive financial consulting agreement with Occidental Solutions, Inc. ("Occidental"), pursuant to which Occidental agreed to assist us in the offering of shares of our common stock in private placements of at least $500,000 on a "best efforts" basis to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. As of March 31, 2002, we had not yet raised any capital pursuant to this arrangement.

     Hyperion, Ladenburg Thalmann, Atlas, and Occidental are not committed to purchase any of our securities, regardless of whether they do or do not successfully identify others that are interested in purchasing or that do in fact purchase our securities. We, in turn, are not obligated to sell any of our securities to any prospective purchaser successfully identified by Hyperion, Ladenburg Thalmann, Atlas or Occidental.

     In consideration of the services to be rendered by such placement agents in connection with these arrangements, we have agreed to pay cash fees, payable upon the closing of the sale of any of the Company's securities arranged by such agents, ranging from 3% to 4% of the amount that we procure at such closing. In addition, we have agreed, in some cases, to indemnify such agents against certain liabilities that may arise under the Securities Act of 1933, as amended and, in some cases, to provide warrant coverage of up to 3% of the amount of securities offered by us in a financing arranged by such placement agents.

     On September 26, 2001 we reached an agreement with certain of our investors who held more than 40 percent of the then-outstanding Series D and Series F preferred stock through which such investors converted all of their Series D and Series F preferred stock holdings into 3,163,436 shares of the Company's common stock and we redeemed all warrants held by them to purchase shares of the Company's common stock. We paid the investors $400,000, together with $16,000 in legal fees, for a total of $416,000, as an inducement to such investors to convert their preferred stock holdings, which is reflected as dividends on preferred stock paid in the third quarter so that the inducement will be properly reflected in the loss applicable to the Company's common stockholders in calculating loss per share. The conversion price for the Series D and Series F preferred stock was $1.08 and $0.81 per share respectively.

     Under a second agreement, effective as of October 15, 2001, the remaining investors in the Company's Series D and Series F preferred stock converted their Series D and Series F preferred stock into 4,581,022 shares of the Company's common stock, and returned all warrants held by them and 481,024 shares of common stock in exchange for notes aggregating $1,250,000, to be paid over the 18-month period from January 15, 2002 to April 15, 2003.

     On October 16, 2001, we recorded a discount of $1.1 million that resulted from the conversion of the remaining Series D and Series F preferred stock referenced above.

     On March 11, 2002, we notified the holders of our Series H preferred stock of our election to exercise our right to require the conversion of all of the outstanding shares of Series H preferred stock into shares of the Company's common stock on March 25, 2002. On March 25, 2002, all outstanding shares of Series H preferred stock (580 shares) were converted into 1,008,998 shares of common stock. As of March 31, 2002, the Series G Convertible Preferred Stock, which is held by General Motors Corporation, is the only outstanding series of preferred stock in our Company.

     In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98, which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. Our Series F preferred stock, which was issued in September 1999 and completely converted into common stock as of October 2001, had been classified as permanent equity. Based on the guidance in Topic No. D-98, we have reclassified the Series F preferred stock outside of permanent equity for all periods presented. Staff Topic D-98 is required to be adopted retroactively on December 31, 2001.

     In connection with our prior strategy, we entered into Magic Cap master license agreements with eight of our Company's stockholders. We have satisfied our obligations under seven of these agreements, and are subject to the following obligations under the remaining agreement. We have agreed to refund a licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of December 31, 2001, this obligation was classified in other long-term liabilities and totaled $2.6 million. We do not expect the licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

     As part of our business strategy, the Company assesses opportunities to enter joint ventures, to acquire or sell businesses, products or technologies and to engage in other like transactions. We have not made any significant commitment or agreement with respect to any such transaction at this time.

     Future operating cash flows relating to such leases are expected to be as follows:

                                                             OPERATING
                 YEARS ENDING DECEMBER 31,                    LEASES
                 -------------------------                   ---------
2002.......................................................   $  835
2003.......................................................    1,568
2004.......................................................    1,596
2005.......................................................    1,609
2006.......................................................      817
                                                              ------
          Total minimum lease payments.....................   $6,425
                                                              ======

     As of December 31, 2001 the Company leased two facilities under operating leases extending through 2002 and 2004, respectively. Effective January 2002, the Company entered into a new lease for its current facility that will commence on July 1, 2002 and expires on June 30, 2006, with an option to extend the lease term for a twenty-four month period beginning July 1, 2006 and expiring June 30, 2008. These leases require the Company to pay all executory costs, such as maintenance and insurance, and provide for escalating rent payments.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Certain Relationships and Related Transactions." See also Item 1
(Business -- Relationship with General Motors) of Part I of this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form:

          1.  Financial Statements

                                                               PAGE
                                                               ----
Report of Management........................................    35
Report of Independent Auditors..............................    36
Consolidated Balance Sheets.................................    37
Consolidated Statements of Operations.......................    38
Consolidated Statements of Stockholders' Equity (Deficit)...    39
Consolidated Statements of Cash Flows.......................    40
Notes to Consolidated Financial Statements..................    41

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

     (b) Reports on Form 8-K

     A Form 8-K was filed on October 1, 2001 to report that the Company had concluded an agreement with certain of its investors to convert their Series D and Series F preferred stock into common stock and to redeem all warrants to purchase common stock of the Company held by them.

     A Form 8-K was filed on October 18, 2001 to report that the Company had concluded an agreement with certain of its investors to convert their Series D and Series F preferred stock into common stock and to exchange 481,024 of the converted shares, together with all warrants exercisable for common stock of the Company held by them for a 5% subordinated note secured by the assets of the Company in the original principal amount of $1,250,000.

     A Form 8-K was filed on October 25, 2001 to report the Company's third quarter 2001 financial results.

     A Form 8-K/A was filed on November 9, 2001 to disclose portions of the Development and License Agreement between the Company and General Motors Corporation which had been redacted in the Company's original 8-K filing on February 2, 2000.

     A Form 8-K was filed on December 5, 2001 to report that the Company had concluded a private financing transaction in which it sold an aggregate of 14,705,000 shares of its common stock to institutional investors for an aggregate purchase price of $4,705,600.

     A Form 8-K was filed on December 18, 2001 to announce the availability of the Company's magicTalk Enterprise Platform 1.0 and to announce that a Fortune 10 services, technology and manufacturing company was among the first licensees of the Platform.

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

                                          Kathleen M. Layton
                                          Chief Executive Officer and President

                                          David H. Russian
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of General Magic, Inc.:

     We have audited the accompanying consolidated balance sheets of General Magic, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Magic, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $340.7 million at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

Mountain View, California
February 1, 2002, except as to Note 1 and Note 14, which are as of March 27, 2002

                              GENERAL MAGIC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $   8,989     $  12,344
  Short-term investments....................................         995         6,700
  Accounts receivable (includes related party receivables of
     $1,179 and $1,537 at December 31, 2001 and December 31,
     2000 respectively).....................................       1,247         1,924
  Other current assets......................................         561           747
                                                               ---------     ---------
          Total current assets..............................      11,792        21,715
                                                               ---------     ---------
Property and equipment, net.................................       3,460         8,761
Other assets................................................          93           497
                                                               ---------     ---------
          Total assets......................................   $  15,345     $  30,973
                                                               =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $     987     $   1,888
  Accrued expenses..........................................       3,613         3,763
  Notes Payable -- current..................................         613            --
  Deferred revenue and other current liabilities............         862           280
                                                               ---------     ---------
          Total current liabilities.........................       6,075         5,931
Other long-term liabilities.................................       3,231         2,161
                                                               ---------     ---------
          Total liabilities.................................   $   9,306     $   8,092
                                                               =========     =========
Commitments
Redeemable, convertible Series D and Series F preferred
  stock, $0.001 par value stated at involuntary liquidation
  preference; authorized: 3 shares; issued and outstanding:
  2001 -- 0; 2000 -- 1......................................   $      --     $   7,136
Stockholders' equity:
  Convertible preferred stock, $0.001 par value authorized:
     424 shares; issued and outstanding: 2001 -- 2;
     2000 --2...............................................           2             2
  Common stock, $0.001 par value; authorized: 150,000
     shares; issued and outstanding: 2001 -- 93,388;
     2000 -- 64,861.........................................          93            65
  Additional paid-in capital................................     347,174       329,431
  Accumulated other comprehensive gain/(loss)...............           1            (3)
  Accumulated deficit.......................................    (340,730)     (313,547)
  Less treasury stock, at cost: 2001 -- 527; 2000 -- 46.....        (501)         (203)
                                                               ---------     ---------
          Total stockholders' equity........................       6,039        15,745
                                                               ---------     ---------
          Total liabilities and stockholders' equity........   $  15,345     $  30,973
                                                               =========     =========

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Service revenue -- related party..........................   $  5,357      $ 10,122      $    310
  Service revenue...........................................   $    214      $    472      $    604
  Licensing revenue.........................................         61            80         1,570
                                                               --------      --------      --------
          Total revenue.....................................      5,632        10,674         2,484
                                                               --------      --------      --------
Costs and expenses:
  Cost of service revenue -- related party..................      2,633         4,538           195
  Network operations........................................      5,233         9,068         7,387
  Research and development..................................      6,531         6,018        12,524
  Selling, general and administrative.......................     13,402        17,834        22,976
  Depreciation and amortization.............................      5,710         6,102         4,902
                                                               --------      --------      --------
          Total costs and expenses..........................     33,509        43,560        47,984
                                                               --------      --------      --------
Loss from operations........................................    (27,877)      (32,886)      (45,500)
Other income (expense), net.................................        343        (2,182)       (2,052)
                                                               --------      --------      --------
Loss before income taxes....................................    (27,534)      (35,068)      (47,552)
Income taxes................................................          2            39            23
                                                               --------      --------      --------
  Net loss..................................................    (27,536)      (35,107)      (47,575)
                                                               --------      --------      --------
Beneficial conversion and redemption rights on redeemable,
  convertible Series B preferred stock, beneficial exercise
  rights on warrants and preferred stock dividend...........         --            --          (112)
Beneficial redemption rights on redeemable, convertible
  Series C preferred stock and preferred stock dividend.....         --            --          (522)
Beneficial redemption rights on redeemable, convertible
  Series D preferred stock and preferred stock dividend.....        (67)         (160)         (602)
Beneficial redemption rights on redeemable, convertible
  Series F preferred stock and preferred stock dividend.....       (579)         (260)         (609)
Beneficial conversion rights on convertible Series G
  preferred stock...........................................         --            --       (11,734)
Beneficial conversion rights on convertible Series H
  preferred stock...........................................        (64)       (7,366)           --
Conversion of Series D and Series F preferred stock at a
  discount..................................................      1,063            --            --
                                                               --------      --------      --------
Loss applicable to common stockholders......................   $(27,183)     $(42,893)     $(61,154)
                                                               ========      ========      ========
Basic and diluted loss per share............................   $  (0.38)     $  (0.77)     $  (1.56)
                                                               ========      ========      ========
Shares used in computing per share amounts..................     72,402        55,441        39,098
                                                               ========      ========      ========

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                CONVERTIBLE                                                                        TOTAL
                              PREFERRED STOCK    COMMON STOCK     ADDITIONAL                                    STOCKHOLDERS
                              ---------------   ---------------    PAID-IN             ACCUMULATED   TREASURY      EQUITY
                              SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     OTHER     DEFICIT      STOCK      (DEFICIT)
                              ------   ------   ------   ------   ----------   -----   -----------   --------   ------------
                                                                      (IN THOUSANDS)
BALANCES, DECEMBER 31,
  1998......................    50       $--    33,400    $33      $208,557     $--     $(209,500)    $(203)      $ (1,113)
                               ---       --     ------    ---      --------     ---     ---------     -----       --------
Issuance of common stock
  under stock option and
  purchase plans............    --       --      1,087      1         1,993      --            --        --          1,994
Issuance of Series D
  preferred stock...........    --       --         --     --           251      --          (251)       --             --
Issuance of Series E
  preferred stock...........     1       --         --     --         5,967      --            --        --          5,967
Issuance of Series F
  preferred stock...........    --       --         --     --            --      --          (485)       --           (485)
Issuance of Series G
  preferred stock...........     2        2         --     --        25,528      --       (11,734)       --         13,796
Issuance of common stock
  under equity line.........    --       --        187     --           246      --            --        --            246
Conversion of preferred
  stock.....................    --       --      8,574      9        30,332      --            --        --         30,341
Dividends on preferred
  stock.....................    --       --         --     --            --      --        (1,109)       --         (1,109)
Compensation associated with
  stock options.............    --       --         --     --           772      --            --        --            772
Accumulated other
  comprehensive loss........    --       --         --     --            --      (3)           --        --             (3)
Net loss....................    --       --         --     --            --      --       (47,575)       --        (47,575)
                               ---       --     ------    ---      --------     ---     ---------     -----       --------
BALANCES, DECEMBER 31,
  1999......................    53        2     43,248     43       273,646      (3)     (270,654)     (203)         2,831
                               ---       --     ------    ---      --------     ---     ---------     -----       --------
Issuance of common stock
  under stock option and
  purchase plans............    --       --      1,365      2         4,770      --            --        --          4,772
Issuance of Series H
  preferred stock...........     2       --         --     --        28,006      --        (7,366)       --         20,640
Issuance of common stock....    --       --      3,897      4         8,904      --            --        --          8,908
Conversion of preferred
  stock.....................   (53)      --     16,351     16        13,758      --            --        --         13,774
Dividends on preferred
  stock.....................    --       --         --     --            --      --          (420)       --           (420)
Compensation associated with
  stock options.............    --       --         --     --           347      --            --        --            347
Net loss....................    --       --         --     --            --      --       (35,107)       --        (35,107)
                               ---       --     ------    ---      --------     ---     ---------     -----       --------
BALANCES, DECEMBER 31,
  2000......................     2       $2     64,861    $65      $329,431     $(3)    $(313,547)    $(203)      $ 15,745
                               ===       ==     ======    ===      ========     ===     =========     =====       ========
Issuance of common stock
  under stock option and
  purchase plans............    --       --         60     --            83      --            --        --             83
Issuance of common stock....    --       --     20,621     20        12,266      --            --        --         12,286
Conversion of preferred
  stock.....................    --       --      7,846      8         5,331      --         1,063      (298)         6,104
Dividends on preferred
  stock.....................    --       --         --     --            64      --          (710)       --           (646)
Compensation associated with
  stock options.............    --       --         --     --            (1)     --            --        --             (1)
Accumulated other
  comprehensive loss........    --       --         --     --            --       4            --        --              4
Net loss....................    --       --         --     --            --      --       (27,536)       --        (27,536)
                               ---       --     ------    ---      --------     ---     ---------     -----       --------
BALANCES, DECEMBER 31,
  2001......................     2       $2     93,388    $93      $347,174     $ 1     $(340,730)    $(501)      $  6,039
                               ===       ==     ======    ===      ========     ===     =========     =====       ========

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(27,536)  $(35,107)  $(47,575)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization.............................     5,710      6,102      4,902
  Loss on sale of property and equipment....................       165        162         --
  Equity in net loss of unconsolidated affiliate............        --         --      3,557
  Write down of impaired investment in unconsolidated
     affiliate..............................................        --      2,849         --
  Compensation expense associated with stock options........        --        172        772
  Deferred revenue..........................................       582     (5,615)     5,895
  Changes in items affecting operations:
  Accounts receivable -- related party......................      (358)    (1,537)        --
  Other current assets......................................     1,220       (367)       933
  Accounts payable, accrued expenses and other
     liabilities............................................      (510)    (4,551)      (530)
                                                              --------   --------   --------
Net cash used in operating activities.......................   (20,727)   (37,892)   (32,046)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of short-term investments.......................    (7,455)   (20,010)    (7,057)
  Proceeds from sales and maturities of short-term
     investments............................................    13,160     15,800     16,642
  Purchases of property and equipment.......................      (274)    (2,968)    (9,059)
  Other assets..............................................       (13)       174     (3,125)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........     5,418     (7,004)    (2,599)
                                                              --------   --------   --------
Cash flows from financing activities:
  Repayment of capital lease obligations....................        --         --        (54)
  Repayment of debt.........................................        --         --     (6,111)
  Proceeds from sale of common stock and warrants, net of
     offering cost..........................................    12,369     12,555      2,240
  Proceeds from sale of redeemable, preferred stock.........        --         --     25,968
  Proceeds from sale of preferred stock.....................        --     21,640     13,796
Preferred stock dividends...................................      (415)        --         --
  Other long-term liabilities...............................        --         --          6
                                                              --------   --------   --------
Net cash provided by financing activities...................    11,954     34,195     35,845
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (3,355)   (10,701)     1,200
Cash and cash equivalents, beginning of year................    12,344     23,045     21,845
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  8,989   $ 12,344   $ 23,045
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Income taxes paid during the year.........................  $      2   $     39   $     23
  Interest paid during the year.............................        --         --        328
Noncash investing and financing activities:
  Conversion of preferred stock into common stock...........    (1,063)    43,813      1,618
  Conversion of redeemable preferred stock into preferred
     stock..................................................        --         --     28,722
  Preferred stock redemption and conversion rights and
     dividends..............................................       295      7,786     13,578
  Reclassification of advance royalties from deferred
     revenue to other long-term liabilities.................        --         --      2,000

  The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              GENERAL MAGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY

     General Magic, Inc. (the Company) was incorporated in California in May 1990 and reorganized as a Delaware corporation in February 1995. The Company was considered to be in the development phase through December 31, 1999.

     The Company offers a suite of voice infrastructure software products to Global 2000 companies to enable the rapid creation of personality-rich voice access to new and existing web-based enterprise applications. This product suite, known as magicTalk(R), is comprised of the Voice Gateway and the Enterprise Platform. The Company offers Global 2000 enterprises the ability to leverage investments in both call center and e-business infrastructure (both intranets and extranets) to expand their business reach by adding the voice channel to new and existing Web services and information.

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

  LIQUIDITY

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. The Company has incurred significant losses, including a net loss of $27.2 million for the twelve-month period ended December 31, 2001. As of December 31, 2001, the Company had an accumulated deficit of $340.7 million. This raises substantial doubt about the Company's ability to continue as a going concern. As of March 27, 2002, the Company has cash, cash equivalents and short-term investment balances of approximately $12.0 million, which include proceeds from the equity financing arrangement with institutional investors concluded on March 27, 2002 (see Subsequent Events -- Note 14 to the accompanying consolidated financial statements). A cash flow analysis has been prepared as of March 31, 2002, to determine whether the Company will be able to fund negative cash flows, based on its current cash "burn" rate, through December 31, 2002. This analysis did not take into account any increase in revenues or revenues from new customers for the period March 31, 2002 through December 31, 2002, and would require the Company to have total estimated additional cash, cash equivalents and short-term investments amounting to $8.0 million at March 31, 2002.

     Management is currently pursuing additional financing opportunities in order to provide the funding necessary to continue product development activities and bring its new products to market. The Company has engaged several placement agents on a non-exclusive basis to raise additional funding on a reasonable best efforts basis. There can be no assurance that these efforts will be successful. The accompanying consolidate financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              GENERAL MAGIC, INC.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

  REVENUE RECOGNITION

     The Company generally recognizes software license revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

     License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the Company has vendor specific objective evidence of fair value for undeliverable elements, if any, and the arrangement does not require significant customization of software, the fee is fixed and determinable and collectibility is considered probable. If the arrangement involves significant customization of software, the fees, excluding the portion attributable to maintenance are recognized using the percentage-of-completion method based on either the achievement and acceptance of milestones or the performance of services. Revenue from associated maintenance contracts is recognized ratably over the term of the maintenance contract on a straight-line basis. Service revenue, consisting primarily of consulting, implementation, and hosting is generally recognized at the time the service is performed.

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

                              GENERAL MAGIC, INC.

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

  SOFTWARE DEVELOPMENT COSTS

     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, such costs have been charged to operations or cost of service as incurred. From inception through December 31, 2001, no software development costs have been capitalized.

  INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

  NET LOSS PER SHARE

     Basic and diluted loss per share are computed by dividing loss available to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Since the Company has had net losses for all periods presented, basic and diluted loss per share are equal. The computation of diluted loss per share does not include common stock issuable upon the exercise of outstanding options or warrants or upon the conversion of outstanding preferred stock as the impact would have been antidilutive for the periods presented. As of December 31, 2001, 2000, and 1999 there were 10,558,472, 8,328,984, and 7,079,042 options outstanding, respectively. As of December 31, 2001, there were warrants for the purchase of 4,696,138 shares of common stock outstanding, 8,907,363 shares of common stock issuable upon the conversion of Series G preferred stock, and 1,004,527 shares of common stock issuable upon the conversion of Series H preferred stock.

  COMPREHENSIVE INCOME/LOSS

     There were no material differences between the Company's comprehensive loss and net loss for the periods presented.

  ACCOUNTING ESTIMATES

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions

                              GENERAL MAGIC, INC.

affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Estimates are used for, but not limited to: allocation of revenues in multiple element arrangements, allowance for doubtful accounts, depreciable lives of assets, useful lives of intangible assets and tax valuation allowances. Future events and their effects cannot be perceived with certainty. As a result, the estimates used in preparation of the financial statements will change as new events occur, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from those estimates.

  ADVERTISING COSTS

     Costs incurred for producing and publishing advertisements are expensed when incurred. The Company did not incur any advertising expense during 2001, while advertising expenses were $887,485, and $2,885,251 for 2000, and 1999, respectively.

  AMORTIZATION OF INTANGIBLES

     Goodwill and other intangibles are amortized on a straight-line basis over the respective estimated useful life of the assets ranging from two to five years.

  STOCK-BASED COMPENSATION

     The Company uses the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee stock-based compensation plans. Non-employee options are accounted for in accordance with SFAS 123.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

  NEW PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, 142 and 143.

     SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. SFAS No. 141 and No. 142 are not expected to have a material effect on the Company's consolidated financial position and results of operations.

     SFAS No. 143 "Accounting for Asset Retirement Obligations" requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

     In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98, which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to

                              GENERAL MAGIC, INC.

either mandatory redemption features or whose redemption is outside the control of the issuer. The Company's Series F preferred stock, which was issued in September 1999 and completely converted into common stock as of October 2001, had been classified by the Company as permanent equity. Based on the guidance in Topic No. D-98, the Company has reclassified its Series F preferred stock outside of permanent equity for all periods presented. Staff Topic D-98 is required to be adopted retroactively on December 31, 2001.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. SFAS 144 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

NOTE 2:  AGREEMENTS WITH STOCKHOLDERS

     In connection with its prior strategy, the Company entered into Magic Cap master license agreements with eight of its stockholders. The Company has satisfied its obligation under seven of these agreements and is subject to the following obligations under the remaining agreement. The Company has agreed to refund a licensee any amount of a $2.0 million prepaid royalty not recouped by January 1, 2003, plus accrued interest. The amount of any such refund is payable on or before December 31, 2003. As of December 31, 2001, this obligation was classified in other long-term liabilities and totaled $2.6 million. The Company does not expect the licensee to develop or manufacture additional products that incorporate the Company's Magic Cap technology.

NOTE 3:  RELATED PARTY

     On November 9, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with General Motors Corporation through its OnStar Corporation subsidiary for total consideration in the amount of $20.0 million. Approximately $13.8 million of that sum has been allocated to purchase of the Company's Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, has been allocated to development services and license rights provided to OnStar under the Development and License Agreement. The allocation was based on the relative fair values of the preferred stock and the warrants issued in connection with the transaction, and the Development and License Agreement. The fair value of the preferred stock was calculated by reference to the number of common shares into which the preferred stock could be converted. The fair value of the warrants was calculated using an options pricing model with the following variables: term of 3 years; volatility of 104.3%; common stock price of $2.31 per share; a risk-free interest rate of 5.9%; and an exercise price of $1.68 per share. The fair value of the Development and License Agreement was calculated by applying a rate per hour to the number of hours then expected to complete the work as originally specified. As a result of the transaction, General Motors has the right to vote as of December 31, 2001, 8.7% of the voting stock of the Company and to elect one director to the Company's board of directors.

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

     For each of the twelve-month periods ended December 31, 2001 and December 31, 2000, OnStar accounted for 95% of the Company's total revenue. This customer accounted for 95% and 80% of accounts receivable as of December 31, 2001 and December 31, 2000, respectively.

                              GENERAL MAGIC, INC.

NOTE 4:  CONSOLIDATED FINANCIAL STATEMENT DETAILS

  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents and short-term investments consisted of the following (in thousands):

                                                                UNREALIZED   UNREALIZED   ESTIMATED
                                                       COST       GAINS        LOSSES     FAIR VALUE
                                                      -------   ----------   ----------   ----------
AS OF DECEMBER 31, 2001
Money market funds..................................  $ 8,691      $            $          $ 8,691
Commercial paper....................................      995       --           --            995
                                                      -------                              -------
                                                      $ 9,686                              $ 9,686
                                                      -------                              -------
AS OF DECEMBER 31, 2000
Money market funds..................................  $ 4,175      $            $          $ 4,175
Government securities...............................      500       --           --            500
Commercial paper....................................   13,664       --           --         13,664
                                                      -------                              -------
                                                      $18,339                              $18,339
                                                      -------                              -------

     The Company's cash and investments were classified as follows (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Cash and cash equivalents...................................  $8,989    $12,344
Short-term investments......................................     995      6,700
                                                              ------    -------
                                                              $9,984    $19,044
                                                              ======    =======

     All short-term investments have weighted-average original maturities of less than one year.

  PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Network operations center...................................  $13,936    $14,926
Office equipment and computers..............................    6,300      6,659
Furniture and fixtures......................................    2,252      2,230
Leasehold improvements......................................    1,153      1,425
                                                              -------    -------
                                                               23,641     25,240
Less accumulated depreciation and amortization..............   20,181     16,479
                                                              -------    -------
                                                              $ 3,460    $ 8,761
                                                              =======    =======

                              GENERAL MAGIC, INC.

  ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Employee compensation.......................................   $1,955     $2,228
Other.......................................................    1,658      1,535
                                                               ------     ------
                                                               $3,613     $3,763
                                                               ======     ======

  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Prepaid royalty liability...................................   $2,581     $2,000
Note payable non-current....................................   $  650     $   --
Other.......................................................       --        161
                                                               ------     ------
                                                               $3,231     $2,161
                                                               ======     ======

  OTHER INCOME (EXPENSE), NET

     Other income, net consisted of the following (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2001     2000      1999
                                                            -----   -------   -------
Gain on sale of Starfish, Inc.............................  $  --   $    37   $   321
Write-off of impaired investment in Conita................     --      (762)       --
Cancellation expense associated with closing of myTalk....     --      (625)       --
Write-off of impaired investment in Icras.................     --    (2,087)       --
Equity in net loss of Icras...............................     --        --    (3,557)
Interest income...........................................    620     1,253     1,068
Interest expense..........................................   (294)       (1)      (52)
Other.....................................................     17         3       168
                                                            -----   -------   -------
                                                            $ 343   $(2,182)  $(2,052)
                                                            =====   =======   =======

NOTE 5:  FINANCIAL INSTRUMENTS

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located in the United States, and the Company's policy is designed to limit exposure to any one institution. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in its investment strategy. The Company invests its excess cash in Money Market funds, U.S. government securities and commercial paper. These investments are typically short-term and bear minimal market risk.

                              GENERAL MAGIC, INC.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and long-term debt approximate fair value.

NOTE 6:  INVESTMENT IN CONITA TECHNOLOGIES, INC.

     In January 1998, the Company discontinued the operations of its South Carolina office and entered into an agreement with Conita Technologies, Inc. ("Conita"), a company founded by former employees of the South Carolina office. Under the agreement, the Company obtained a 10% minority interest in Conita through the purchase of preferred stock for a total of $758,000. The Company accounted for its investment in Conita under the cost method.

     In December 2000, the Company determined its investment in Conita was impaired due to Conita's inability to secure capital needed to fund operations through 2001. Based on this information, the Company wrote off its Conita investment.

NOTE 7:  DIVESTITURE OF THE DATAROVER DIVISION AND INVESTMENT IN ICRAS

     Effective October 1998, the Company divested its DataRover handheld communications device division ("DataRover Division") in a transaction with DataRover Mobile Systems, Inc., which later changed its name to Icras, Inc. ("Icras"). Pursuant to the transaction, the Company contributed cash and certain other assets of its DataRover Division totaling $3,361,000 in value to Icras. The Company also licensed certain of its technologies to Icras. In consideration therefor, the Company received non-voting, non-redeemable preferred stock and 49% of the outstanding common stock of Icras. The Company did not recognize any gain or loss as a result of the divestiture of the DataRover Division, and accounted for its investment in Icras under the modified equity method, which required the Company to record 100% of the losses incurred by Icras. As of September 30, 1999, the Company had written off its entire original investment in Icras.

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

     In March 1999, the Company purchased handheld communication units from Oki Electric Industry Co., Ltd. ("Oki Electric") for Icras under an existing letter of credit for a total of $2,179,000. Icras was obligated to reimburse the Company the actual cost of such units, and its obligation was secured by all personal property of Icras. Prior to the August 5, 1999 financing described below, the total receivable from Icras, reflecting this and other obligations, was $2,089,000.

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

                              GENERAL MAGIC, INC.

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

NOTE 8:  PREFERRED STOCK

     In February 1998, the Company entered into an agreement with Microsoft Corporation ("Microsoft") for the sale of 50,000 shares of Series A Convertible Preferred Stock and the license of certain of the Company's technology. The aggregate consideration for the sale of Series A preferred stock was $4,500,000. In July 2000, Microsoft converted all of its Series A preferred stock into common stock. As of December 31, 2001, there were no shares of the Series A preferred stock outstanding.

     In March 1998, the Company entered into a financing transaction with a group of private investors that provided $5,000,000 in cash, less offering expenses, to the Company from the sale of 5,000 shares of its 5 1/2% Cumulative Convertible Series B Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 320,000 shares of common stock at an exercise price of $3.38 per share. The warrants have a five-year term and are immediately exercisable. In June 1998, for an aggregate purchase price of $2,000,000, certain holders of the Company's Series B preferred stock exercised their right to purchase 2,000 additional shares of Series B preferred stock and warrants to acquire an additional 160,000 shares of the Company's common stock at an exercise price of $18.75 per share. As of December 31, 2001, no shares of Series B preferred stock were outstanding, and a total of 273,315 shares of common stock were issuable upon the exercise of the associated warrants, representing 0.3% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     In June 1998, the Company entered into a financing transaction with a group of private investors that provided $30,000,000 in cash, less offering expenses, to the Company from the sale of 3,000 shares of its Series C Convertible Preferred Stock. As part of the financing transaction, the Company issued warrants to acquire 150,000 shares of the Company's common stock. The warrants had a three-year term and were immediately exercisable. As of December 31, 2001, no shares of Series C preferred stock were outstanding, and the associated warrants had expired.

     On March 30, 1999, the Company entered into a financing transaction with a group of private investors that provided $20,000,000 in cash, less offering expenses, to the Company from the sale of 2,000 shares of its Series D Convertible Preferred Stock. Each share of Series D preferred stock accrued dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). As of December 31, 2001, no shares of Series D preferred stock were outstanding (as described below), and a total of 107,960 shares of common stock were issuable upon the exercise of the associated warrants, representing 0.1% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     On June 18, 1999, the Company entered into an agreement with Excite, Inc. in which the Company sold 599 shares of its Series E Convertible Preferred Stock and a warrant to purchase an additional 100 shares of Series E preferred stock for cash proceeds of $6.0 million, net of issuance costs of $33,000. As of December 31, 2001, no shares of Series E preferred stock or associated warrants were outstanding.

     On September 9, 1999, certain of the Company's investors exchanged an aggregate of 1,000 shares of Series D Convertible Preferred Stock for 1,000 shares of the Company's Series F Convertible Preferred Stock. Each share of Series F preferred stock accrued dividends quarterly at a rate of 5% per annum of the stated value ($10,000 per share). As of December 31, 2001, no shares of Series F preferred stock were outstanding (as described below).

                              GENERAL MAGIC, INC.

     On September 26, 2001 the Company reached an agreement with certain of its investors who held more than 40 percent of the then-outstanding Series D and Series F preferred stock through which such investors converted all of their Series D and Series F preferred stock holdings into 3,163,436 shares of the Company's common stock and the Company redeemed all warrants held by them to purchase shares of the Company's common stock. The Company paid the investors $400,000, together with $16,000 in legal fees, for a total of $416,000, as an inducement to such investors to convert their preferred stock holdings, which is reflected as dividends on preferred stock paid in the third quarter so that the inducement will be properly reflected in the loss applicable to the Company's common stockholders in calculating loss per share. The conversion price for the Series D and Series F preferred stock was $1.08 and $0.81 per share respectively.

     Under a second agreement, effective as of October 15, 2001, the remaining investors in the Company's Series D and Series F preferred stock converted their Series D and Series F preferred stock into 4,581,022 shares of the Company's common stock, and returned all warrants held by them and 481,024 shares of common stock in exchange for notes aggregating $1,250,000, to be paid over the 18-month period from January 15, 2002 to April 15, 2003.

     In November 1999, the Company entered into a preferred stock agreement with OnStar, a subsidiary of General Motors Corporation, pursuant to which the Company issued 1,500 shares of Series G Convertible Preferred Stock and a warrant to purchase an additional 500 shares of Series G Convertible Preferred Stock to OnStar. The shares of Series G preferred stock are convertible, at the option of the holder, into common stock of the Company at a conversion rate equal to $10,000 divided by $1.684 (as adjusted for any stock dividends, combinations, splits, reclassifications, exchanges, recapitalizations, capital reorganizations, and the like with respect to such shares). In addition, upon the consent of the holders of at least fifty percent of the Series G preferred stock then outstanding, all outstanding shares of the Series G preferred stock will be converted into shares of common stock automatically and without any further action by the holders of such shares.

     The holders of Series G preferred stock are entitled to receive, when, if and as declared by the Company's Board of Directors, noncumulative cash dividends at the rate of 7% of $10,000 per annum on each outstanding share of Series G preferred stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares).

     The holders of Series G preferred stock are entitled to vote together with the common stock as though part of that class and are entitled to vote on all matters the number of votes equal to the largest number of whole shares of common stock into which the holder's shares of Series G preferred stock may be converted. The holders of Series G preferred stock are entitled to vote as a separate class (i) on any matter as to which such class would be entitled to vote under applicable law, (ii) on any matter proposing to change any provision of the Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock (the "Certificate of Designations") or the Company's Certificate of Incorporation if such action would adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the holders of the Series G preferred stock, unless all series of preferred stock are so altered or changed and (iii) on any matter to increase or decrease the number of authorized shares of Series G preferred stock.

     Furthermore, the holders of the Series G preferred stock, voting as a separate class, have the right to elect one member of the Company's Board of Directors until the earlier of (i) the date upon which less than 600 shares (as adjusted for stock splits, recombinations, reclassifications and the like) of Series G preferred stock are outstanding, (ii) the date upon which General Motors Corporation and its affiliates own less than a majority of the outstanding shares of Series G preferred stock (as adjusted for stock splits, recombinations, reclassifications and the like), and (iii) the date of consummation of an acquisition or asset transfer, as those terms are defined in
Section 3(b) of the Certificate of Designations. As of December 31, 2001, a total of 11,876,484 shares of common stock were issuable upon the conversion of all outstanding Series G preferred stock and associated warrants, representing 11.3% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

                              GENERAL MAGIC, INC.

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

     As of December 31, 2001, a total of 1,694,793 shares of common stock were issuable upon the conversion of all Series H Preferred Stock and associated warrants, representing 1.4% of the Company's then outstanding common stock and common stock equivalents on a fully diluted basis.

     Adjustments to accumulated deficit of approximately $64 thousand were recorded in the year ended December 31, 2001 to recognize the value of the beneficial conversion and exercise rights associated with the Series H Preferred Stock and related warrants issued during the period. Adjustments to accumulated deficit of approximately $646 thousand were recorded in the year ended December 31, 2001, to record dividends on Series D and F Preferred Stock accrued for the period.

     As of December 31, 2001, 1,500 shares of Series G preferred stock were outstanding, and 580 shares of Series H preferred stock were outstanding. (See Subsequent Events -- Note 14.)

NOTE 9:  STOCKHOLDERS' EQUITY

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     As of December 31, 2001, the Company has five stock-based compensation plans, which consist of four stock option plans and an employee stock purchase plan. In addition, the Company granted an additional 3,335,000 options to purchase common stock of the Company outside of any company stock option plan. The Company applies APB Opinion No. 25 and related interpretations for stock options issued to employees. Compensation expense recognized under these plans for 2001, 2000, and 1999 was $0, $172,000, and $772,000, respectively and relate to options for non-employees and the divestiture of Icras (see Note 6). The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Excluding the compensation expense recorded in 2001, 2000 and 1999, had compensation cost for the Company's five stock-based compensation plans been determined based on the fair value approach described in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                           YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2001        2000        1999
                                                       ---------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Net loss
  As reported........................................  $(27,536)   $(35,107)   $(47,575)
  Pro forma..........................................   (33,273)    (39,984)    (52,594)
Net loss per share
  As reported........................................  $  (0.38)   $  (0.77)   $  (1.56)
  Pro forma..........................................     (0.46)      (0.86)      (1.69)

  STOCK OPTION PLANS

     During 2001, the Company had three stock option plans under which options were granted: the 2000 Stock Option Plan ("2000 Stock Option Plan"), the 2000 Nonstatutory Stock Option Plan ("Nonstatutory Plan"), and the 1994 Outside Directors Stock Option Plan, as amended ("Directors Option Plan"). The 2000 Stock Option Plan was approved by the stockholders of the Company at its annual meeting in June 2000, and the Nonstatutory Plan was adopted by the Board of Directors in July 2000. The 1990 Stock Option Plan expired by its terms in August 2000, and no options to purchase common stock of the Company have been

                              GENERAL MAGIC, INC.

granted under the 1990 Stock Option Plan since August 2000. However, as of December 31, 2001, there were 4,268,968 options outstanding and exercisable under the 1990 Stock Option Plan.

     Under the 2000 Stock Option Plan, the Company reserved an aggregate of 2,550,000 shares of common stock for issuance. The 2000 Stock Option Plan provides that stock options may be granted to employees (including officers), directors, consultants, advisers and other independent contractors at an exercise price not less than 100% of the fair market value, as determined by the Board of Directors, for incentive stock options, and 50% of the fair market value for nonqualified stock options, on the grant date. All options granted under the 2000 Stock Option Plan must have a term not greater than 10 years from the date of grant. The Board of Directors determines the number of shares for which an option may be granted. Options issued under the 2000 Stock Option Plan generally vest 25% after one year and then ratably at 1/48 per month thereafter over a total of four years. However, in May of 1999, 154,000 options were granted to Company employees (excluding officers), subject to acceleration of vesting upon achievement of specified milestones, and in September 1999, 244,000 options were granted to Company employees (excluding officers) which vested and became fully exercisable after one year. As of December 31, 2001, 100% of the May 1999 and September 1999 grants were fully exercisable. Also, in April 2001, the Company granted 1,332,500 options to purchase common stock of the Company to employees (including certain officers), which vested at the rate of 25% for each period of six months of continuous employment after the date of grant until fully vested. As of December 31, 2001, 25% of the April 2001 options were exercisable.

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

                              GENERAL MAGIC, INC.

  INDIVIDUAL STOCK OPTION AGREEMENTS GRANTED OUTSIDE OF COMPANY STOCK OPTION
  PLANS

     In addition to the three stock option plans under which options were granted during 2001, the Company has reserved an aggregate of 2,650,000 shares of common stock for the grant of non-plan options to its newly hired executive officers, Kathleen M. Layton, David H. Russian, Mark D. Strumwasser, Pericles Haleftiras, Jr. and Mark Phillips pursuant to individual stock option agreements between the Company and each such individual. Each such non-plan option was granted for a term of 10 years at an exercise price equal to the fair market value on the grant date. Subject to the optionholder's continued employment, 50% of the shares subject to each such non-plan option vests at the rate of 25% on the first anniversary of the date of grant and at the rate of 1/48 per month thereafter for each full month of continuous employment until fully vested, and the other 50% of the shares subject to each such non-plan option vests at the rate of 25% for each period of six months of continuous employment after the date of grant until fully vested.

  NON-PLAN OPTION GRANTED TO STEVEN MARKMAN

     In April 2001, the Company reserved an additional 685,000 shares of common stock for the grant of non-plan options to Steven Markman in lieu of payment of cash compensation to which Dr. Markman was entitled pursuant to his Employment Agreement with the Company. The option was granted for a term of 10 years at an exercise price equal to the fair market value on the grant date, and became fully vested six months after the date of grant.

     Under SFAS No. 123, the fair value of each option grant under the stock option plans is estimated on the respective date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2001, 2000, and 1999: zero dividend yield; expected volatility of 126% for 2001, 70% for 2000 and 1999; risk free interest rates of 4.59%, 5.92%, and 5.52%, respectively; and expected lives of 3.58, 3.50, and 3.30, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock.

                              GENERAL MAGIC, INC.

     Option activity under the Company's stock option plans was as follows (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Outstanding, beginning of year..............................    8,329     7,079     7,315
Granted.....................................................    5,671     3,940     2,692
Exercised...................................................      (12)   (1,328)     (995)
Canceled....................................................   (3,755)   (1,362)   (1,933)
                                                              -------   -------   -------
Outstanding, end of year....................................   10,233     8,329     7,079
                                                              -------   -------   -------
Shares available for future grant...........................    3,642     1,512     1,701
Options authorized to be issued.............................   13,420    13,420    13,420
Options exercisable, end of year............................    5,089     3,276     3,210
Weighted-average exercise prices:
  Outstanding at beginning of year..........................  $  4.68   $  4.21   $  4.44
  Granted...................................................     1.09      5.25      3.50
  Exercised.................................................     1.21      3.50      1.67
  Canceled..................................................     4.67      5.02      5.40
  Outstanding, end of year..................................     2.70      4.68      4.21
Options exercisable, end of year............................     3.38      4.01      3.87
Weighted-average fair value of options granted during the
  year......................................................  $  0.85   $  2.84   $  1.84

     The following table summarizes information about options outstanding under the Company's stock option plans as of December 31, 2001 (shares in thousands):

                                      OPTIONS OUTSTANDING
                           -----------------------------------------      OPTIONS EXERCISABLE
                                             WEIGHTED-                 --------------------------
                                              AVERAGE      WEIGHTED-                    WEIGHTED-
                                             REMAINING      AVERAGE                      AVERAGE
                               NUMBER       CONTRACTUAL    EXERCISE        NUMBER       EXERCISE
RANGE OF EXERCISE PRICES    OUTSTANDING     LIFE (YEARS)     PRICE      OUTSTANDING       PRICE
------------------------   --------------   ------------   ---------   --------------   ---------
                           (IN THOUSANDS)                              (IN THOUSANDS)
    $ 0.35 to $ 0.49               95           9.93        $ 0.38            --         $   --
    $ 0.55 to $ 0.83              635           9.69        $ 0.66            46         $ 0.80
    $ 0.92 to $ 1.06            2,706           9.08        $ 0.97         1,229         $ 0.97
    $ 1.15 to $ 1.94            2,420           8.62        $ 1.52           691         $ 1.71
    $ 2.09 to $ 3.44            1,499           6.25        $ 2.77         1,142         $ 2.81
    $ 3.75 to $ 5.63            1,268           8.00        $ 4.52           759         $ 4.29
    $ 6.00 to $ 7.81            1,556           6.95        $ 6.62         1,175         $ 6.61
    $10.00 to $12.50               54           5.98        $11.98            47         $11.93
                               ------                                      -----
    $ 0.35 to $12.50           10,233           8.13        $ 2.70         5,089         $ 3.38
                               ======                                      =====

  1995 EMPLOYEE STOCK PURCHASE PLAN

     As of December 31, 2001, the Company had reserved an aggregate of 466,627 shares of common stock for issuance under the 1995 Employee Stock Purchase Plan, as amended ("Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during 12-month and 6-month offering periods. The price for the initial offering period was equal to 85% of the fair

                              GENERAL MAGIC, INC.

market value of common stock at the close of business on the day prior to the first day of the initial offering period or the fair market value of common stock on the last day of the purchase period, whichever was lower. The price at which stock is purchased under the Purchase Plan for all subsequent periods is equal to 85% of the fair market value of common stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. Under the Purchase Plan, the Company sold 47,764, 37,478, and 92,411 shares to its employees in 2001, 2000, and 1999 respectively.

     Under SFAS No. 123, the fair value of employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 2001, 2000, and 1999: zero dividend yield and expected life of 12 months for each year; expected volatility of 126% for 2001, 70% for 2000 and 1999; and risk free interest rates of 3.32%, 5.92%, and 5.01%, respectively. The expected volatility assumption was estimated based on historical industry stock price volatility as well as the Company's historical stock price volatility, and assumes increases and decreases in stock prices. The expected volatility assumption used in the Black-Scholes option pricing model may not be indicative of the historic or future performance of the Company's common stock. The weighted-average fair value of purchase rights (including the 15% discount off of the quoted market price of common stock) granted in 2001, 2000, and 1999 was $0.57, $2.34, and $1.09, respectively.

NOTE 10:  RETIREMENT PLAN

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

NOTE 11:  COMMITMENTS

  LONG-TERM DEBT

     In connection with the conversion of the Company's Series D and Series F preferred stock (see Preferred Stock -- Note 8) during October 2001, the Company issued 5% Secured Notes Due April 15, 2003 in the aggregate original principal amount of $1,250,000 (the "Notes") to certain holders of the Series D and Series F preferred stock in exchange for 481,024 shares of common stock and all warrants to purchase shares of the Company's common stock held by such investors that were issued in connection with the issuance of the Company's Series B Convertible Preferred Stock, Series D Convertible Preferred Stock and Series H Convertible Preferred Stock (representing 1,013,776 shares). The principal is repaid at a rate of 12% of original principal for the first four (4) quarters, 24% and 28% for the remaining quarters respectively. Interest is due quarterly. The first principal and interest payment is due January 2002. The Notes are secured by all of the assets of the Company.

  LEASE COMMITMENTS

     As of December 31, 2001 the Company leased two facilities under operating leases extending through 2002 and 2004, respectively. Effective January 2002, the Company entered into a new lease for its current facility that will commence on July 1, 2002 and expires on June 30, 2006, with an option to extend the lease term for a twenty-four month period beginning July 1, 2006 and expiring June 30, 2008. These leases require the Company to pay all executory costs, such as maintenance and insurance, and provide for escalating rent payments. The Company is amortizing the total rent payments over the lease term on a straight-line basis for the leases.

                              GENERAL MAGIC, INC.

     Rent expense was approximately $646,000, $664,000, and $688,000 for the fiscal years ended December 31, 2001, 2000, and 1999 respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 and including the new lease entered into on January 3, 2002 are as follows (in thousands):

                                                              OPERATING
YEARS ENDING DECEMBER 31,                                      LEASES
-------------------------                                     ---------
2002........................................................   $  835
2003........................................................    1,568
2004........................................................    1,596
2005........................................................    1,609
2006........................................................      817
                                                               ------
          Total minimum lease payments......................   $6,425
                                                               ======

NOTE 11:  INCOME TAXES

     Total income tax expense for the years ended December 31, 2001, 2000, and 1999 was allocated as follows:

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Income from continuing operations...........................   $2    $39    $23
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes........................................   --     --     --
                                                               --    ---    ---
                                                               $2    $39    $23
                                                               ==    ===    ===

     Income tax expense attributable to income from continuing operations consists of:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Continuing operations:
Current:
  Federal...................................................   --     --     --
  State.....................................................   $2    $39    $23
                                                               --    ---    ---
                                                               $2    $39    $23
Deferred:
  Federal...................................................   --     --     --
  State.....................................................   --     --     --
                                                               --    ---    ---
     Income tax expense.....................................   $2    $39    $23
                                                               ==    ===    ===

                              GENERAL MAGIC, INC.

     The difference between income tax expense and the amount resulting from applying the Federal statutory rate of 34% to income before income taxes is attributable to the following:

                                                                   AS OF DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
Income taxes (benefit) at Federal statutory rate............  $(9,362)  $(11,923)  $(16,167)
State taxes (benefit) net...................................        2         39         23
Stock-based compensation....................................       --         59        593
Nondeductible expenses......................................        2         10         31
Current year operating losses and temporary differences for
  which no tax benefit is recognized........................    9,360     11,854     13,990
Other.......................................................        0          0      1,553
                                                              -------   --------   --------
          Income tax expense................................  $     2   $     39   $     23
                                                              =======   ========   ========

     The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets are as follows:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Accruals and other reserves.................................  $     915   $   3,555
Deferred revenue............................................        344          --
Loss carryovers and deferred start-up expenditures..........    105,853      97,180
Foreign tax credit carryforward.............................      1,215       1,215
Research and experimentation credit carryforward............      9,107       8,171
Acquired intangibles........................................        758         873
Fixed assets................................................      1,628       1,631
                                                              ---------   ---------
Deferred tax assets.........................................    119,820     112,625
Valuation allowance.........................................   (119,820)   (112,625)
                                                              =========   =========
Deferred tax liabilities....................................         --          --
                                                              ---------   ---------
          Net deferred tax assets...........................  $      --   $      --
                                                              =========   =========

     Management has established a valuation allowance equal to 100% of the net deferred tax assets because, based on all relevant evidence, it is not more likely than not that the Company will realize the deferred tax assets. The net increase in the total valuation allowance for the years ended December 31, 2001 and 2000 was $7,195,000 and $8,880,000, respectively.

     As of December 31, 2001, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $294,083,000, of which $17,026,000 relates to deductions for stock options and the remainder relates to continuing operations. As of December 31, 2001, the Company has available net operating loss carryforwards for state income tax purposes of approximately $100,521,000 of which $8,701,000 relates to deductions for stock options and the remainder relates to continuing operations. The federal net operating losses will expire, if not utilized, in 2006 through 2021. The state net operating loss carryforwards will expire, if not utilized, beginning in 2002 through 2011.

     As of December 31, 2001, the Company has available for carryover research and experimentation tax credits for federal income tax purposes of approximately $6,963,000, of which $343,000 relates to credits for

                              GENERAL MAGIC, INC.

stock options and the remainder relates to continuing operations. As of December 31, 2001, the Company has available for carryover research and experimentation tax credits for state income tax purposes of approximately $3,249,000, of which $332,000 relates to credits for stock options and the remainder relates to continuing operations. The federal research and experimentation tax credits will expire, if not utilized, in 2006 through 2021. California research and experimentation credits carry forward indefinitely until utilized.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and credit carryforwards may be limited as a result of such an "ownership change" as defined in the Internal Revenue Code.

NOTE 13:  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

     For the year ended December 31, 2001, revenue from one major customer, a stockholder in the Company, accounted for 95% of total revenue. For the year ended December 31, 2000, revenue from one major customer, a stockholder in the Company, accounted for 95% of total revenue. For the year ended December 31, 1999, revenue from one major customer, a stockholder in the Company, accounted for 61% of total revenue.

     For the year ended December 31, 2001, accounts receivable from one major customer, a stockholder in the Company, accounted for 95% of total accounts receivable. For the year ended December 31, 2000 one major customer, a stockholder in the Company, accounted for 80%. For the year ended December 31, 1999, no single customer accounted for more than 10% of total accounts receivable.

     The Company's revenue was generated principally from its headquarters in North America and all of the Company's tangible assets are located at its North American headquarters.

NOTE 14:  SUBSEQUENT EVENTS

  (A) SERIES H PREFERRED STOCK CONVERSION

     On March 11, 2002, the Company notified holders of the Company's Series H preferred stock, that it was exercising its right to require the conversion of all of the then-outstanding Series H preferred stock into shares of the Company's common stock on March 25, 2002. On March 25, 2002, all of the then-outstanding shares of Series H preferred stock (580 shares) were converted into 1,008,998 shares of common stock.

  (B) FINANCING TRANSACTIONS

     On March 27, 2002, the Company concluded a private financing transaction with a group of institutional investors to provide $7.0 million in cash to the Company, less offering expenses, from the sale of

                              GENERAL MAGIC, INC.

33,333,333 shares of its common stock pursuant to the Company's "shelf" registration statement (File No. 333-66126) which was declared effective by the Securities and Exchange Commission on November 27, 2001. The common stock was sold for a purchase price per share equal to 80% of the average of the closing bid prices of the Company's common stock on The Nasdaq National Market during the five trading days prior to March 25, 2002, or $0.21 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL MAGIC, INC.

                                          By:    /s/ KATHLEEN M. LAYTON
                                            ------------------------------------
                                                     Kathleen M. Layton
                                                Chief Executive Officer and
                                                          President

Dated: April 1, 2002

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

                 SIGNATURE                                   TITLE:                      DATE:
                 ---------                                   ------                      -----
          By: /s/ SUSAN G. SWENSON                    Chairman of the Board          April 1, 2002
--------------------------------------------
              Susan G. Swenson

         By: /s/ KATHLEEN M. LAYTON           Chief Executive Officer and President  April 1, 2002
--------------------------------------------          (Principal Executive)
             Kathleen M. Layton

          By: /s/ DAVID H. RUSSIAN                   Chief Financial Officer         April 1, 2002
--------------------------------------------   (Principal Financial and Accounting
              David H. Russian                              Officer)

        By: /s/ ELIZABETH A. FETTER                         Director                 April 1, 2002
--------------------------------------------
            Elizabeth A. Fetter

       By: /s/ CHESTER A. HUBER, JR.                        Director                 April 1, 2002
--------------------------------------------
           Chester A. Huber, Jr.

          By: /s/ PHILIP D. KNELL                           Director                 April 1, 2002
--------------------------------------------
              Philip D. Knell

            By: /s/ TOM D. SEIP                             Director                 April 1, 2002
--------------------------------------------
                Tom D. Seip

                              GENERAL MAGIC, INC.

                      EXHIBITS TO FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
  3.1     Agreement and Plan of Merger between General Magic, Inc., a
          California corporation, and the Company is incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's
          Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 1995 (File No.
          33-87164)
  3.2     Certificate of Incorporation of the Company is incorporated by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 filed with the Securities and Exchange
          Commission on February 9, 1995 (File No. 33-87164)
  3.3     Certificate of Amendment of Certificate of Incorporation of
          the Company is incorporated by reference to Exhibit 3.3 to
          Amendment No. 1 to the Company's Registration Statement on
          Form S-1 filed with the Securities and Exchange Commission on January 13, 1995 (File No. 33-87164)
  3.4     Certificate of Correction of the Certificate of Amendment of
          the Company is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 25, 1996
          (File No. 333-12667)
  3.5     Certificate of Retirement and Elimination of Classes of
          Common Stock and Series of Preferred Stock of the Company is
          incorporated by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 11, 1997 (File No.
          333-33329)
  3.6     Certificate of Designation of Series A Convertible Preferred
          Stock of the Company is incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-3
          filed with the Securities and Exchange Commission on May 1,
          1998 (File No. 333-51685)
  3.7     Certificate of Designation of the 5 1/2% Cumulative
          Convertible Series B Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 1, 1998 (File No. 333-51685)
  3.8     Certificate of Designations, Preferences and Rights of
          Series C Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on June 29, 1998 (File No. 000-25374)
  3.9     Certificate of Amendment to Certificate of Incorporation of
          the Company is incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999
          (File No. 333-71781)
  3.10    Certificate of Amendment of Certificate of Designations,
          Preferences and Rights of Series C Convertible Preferred
          Stock of the Company is incorporated by reference to Exhibit
          4.11 to the Company's Registration Statement on Form S-8
          filed with the Securities and Exchange Commission on
          February 4, 1999 (File No. 333-71781)
  3.11    Certificate of Designations, Preferences and Rights of
          Series D Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on April 2, 1999
  3.12    Certificate of Designations, Preferences and Rights of
          Series E Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1999 (File No.
          333-83075)
  3.13    Certificate of Designations, Preferences and Rights of
          Series F Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on September 10, 1999

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
  3.14    Certificate of Designations, Preferences and Rights of
          Series G Convertible Preferred Stock of the Company is
          incorporated by reference to Exhibit 3.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on February 2, 2000
  3.15    Certificate of Designations, Preferences and Rights of
          Series H Convertible Preferred Stock of General Magic, Inc.
          is incorporated by reference to Exhibit 4.3 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on March 31, 2000
  3.16    Third Amended and Restated Bylaws of the Company are
          incorporated by reference to Exhibit 4.28 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2001 (File No.
          333-67062)
  3.17    Certificate of Merger of Netphonic Communications, Inc. into the Company is incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 1999
          (File No. 333-71781)
  3.18    Certificate of Amendment to Certificate of Incorporation is
          incorporated by reference to Appendix A to the Company's
          Preliminary Proxy filed with the Securities and Exchange
          Commission on May 2, 2000
  3.19    Certificate of Amendment to Certificate of Incorporation is
          incorporated by reference to Appendix A to the Company's
          Preliminary Proxy filed with the Securities and Exchange
          Commission on January 11, 2002
  4.1     Form of Certificate for Common Stock is incorporated by
          reference to Exhibit 4.1 to Amendment No. 2 to the Company's
          Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 31, 1995 (File No.
          33-87164)
  4.2     Registration Rights Agreement, dated as of March 29, 2000, by and among the Company and the investors signatory thereto is incorporated by reference to Exhibit 4.4 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on March 31, 2000
  4.3     Registration Rights Agreement by and among Registrant,
          Halifax Fund, L.P., RBC International Investors, LDC,
          Heracles Fund and Themis Partners L.P. dated March 3, 1998 is incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 1, 1998 (File No. 333-51685)
  4.4     Form of Common Stock Purchase Warrant issued to investors
          pursuant to the Preferred Stock Investment Agreement dated
          March 3, 1998 is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 1, 1998 (File
          No. 333-51685)
  4.5     Series G Preferred Stock and Warrant Purchase Agreement
          dated November 9, 1999 between the Company and General
          Motors Corporation, by and through its OnStar Division, is incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on February 2, 2000
  4.6     Letter Agreement dated as of December 9, 1999 between the
          Company and General Motors Corporation is incorporated by
          reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on
          February 2, 2000
  4.7     Form of Warrant for the Purchase of Shares of Series G
          Convertible Preferred Stock is incorporated by reference to
          Exhibit 4.3 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2000
  4.8     Registration Rights Agreement dated November 9, 1999 between the Company and General Motors Corporation, by and through its OnStar Division, is incorporated by reference to Exhibit
          4.4 to the Company's Report on Form 8-K filed with the
          Securities and Exchange Commission on February 2, 2000
  4.9     Change of Control Plan and Summary Plan Description is
          incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on November 14, 2000

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
  4.10    Securities Purchase Agreement, dated as of March 29, 2000, by and among the Company and the investors listed on the
          Schedule of Buyers attached thereto is incorporated by
          reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March
          31, 2000
  4.11    Form of Warrant to Purchase Common Stock of General Magic
          issued to investors pursuant to the Preferred Stock
          Investment Agreement dated March 29, 2000 is incorporated by reference to Exhibit 4.1 to the Company's Report on Form
          8-K/A filed with the Securities and Exchange Commission on
          August 10, 2000
  4.12    Form of Warrant to Purchase Common Stock of General Magic
          issued to each of Ladenburg Thalmann & Co., Inc. and Paul
          Revere Capital Partners Ltd. is incorporated by reference to
          Exhibit D to Exhibit 1.1 to the Company's Report on Form 8-K
          filed with the Securities and Exchange Commission on
          September 14, 2000
  4.13    Conversion and Exchange Agreement dated as of October 15,
          2001 between the Company and the investors listed on the
          Schedule of Investors attached thereto is incorporated by
          reference to Exhibit 99.1 to the Company's Report on Form
          8-K filed with the Securities and Exchange Commission on
          October 18, 2001
  4.14    Form of 5% Secured Note Due April 15, 2003 dated as of
          October 15, 2001 issued by the Company to the investors
          listed on the Schedule of Investors attached to the
          Conversion and Exchange Agreement is incorporated by
          reference to Exhibit A to Exhibit 99.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on October 18, 2001
  4.15    Security Agreement dated as of October 15, 2001 between the
          Company and the investors listed on the Schedule of
          Investors attached to the Conversion and Exchange Agreement is incorporated by reference to Exhibit 99.2 to the
          Company's Report on Form 8-K filed with the Securities and
          Exchange Commission on October 18, 2001
  4.16    Conversion and Redemption Agreement dated as of September
          26, 2001 between the Company and the investors listed on the attached Schedule of Investors is incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed
          with the Securities and Exchange Commission on October 1,
          2001
  4.17    Common Stock Purchase Agreement dated March 29, 2001 between the Company and Paul Revere Capital Partners Ltd. is
          incorporated by reference to Exhibit 1.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on April 3, 2001
  4.18    Stock Purchase Agreement dated May 7, 2001 between the
          Company and Paul Revere Capital Partners Ltd. is
          incorporated by reference to Exhibit 1.1 to the Company's
          Report on Form 8-K filed with the Securities and Exchange
          Commission on May 25, 2001
  4.19    Common Stock Purchase Agreement dated effective November 30,
          2001 between the Company and the Purchasers identified in
          the signature pages attached thereto is incorporated by
          reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on
          December 5, 2001
  4.20    Agreement dated effective November 30, 2001 between the
          Company and Zimmer Lucas Partners and Strong River
          Investments Ltd. is incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the
          Securities and Exchange Commission on December 5, 2001
  4.21    Form of Warrant issued November 30, 2001 by the Company to each of Atlas Capital Services, LLC, and Hyperion Partners
          Corp. is incorporated by reference to Exhibit 4.3 to the
          Company's Report on Form 8-K filed with the Securities and
          Exchange Commission on December 5, 2001
  4.22    Covenant Not to Sue by and between Registrant and Microsoft
          Corporation dated February 27, 1998 is incorporated by
          reference to Exhibit 4.7 to Amendment No. 2 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 5, 1998 (File No. 333-51685)
 10.1     Form of Indemnity Agreement for officers and directors of
          the Company is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 1995
          (File No. 33-87164)

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 10.2     The Company's Amended and Restated 1990 Stock Option Plan,
          as amended through April 16, 1998, and related forms of
          agreement, is incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999
 10.3     The Company's Amended and Restated 1995 Employee Stock
          Purchase Plan, effective as of February 1, 1999, and
          attached forms of agreement, is incorporated by reference to
          Exhibit 4.17 to the Company's Registration Statement on Form
          S-8 filed with the Securities and Exchange Commission on
          December 23, 1999 (File No. 333-93479)
 10.4     Nonstatutory Stock Option Agreement dated as of May 28, 1999 between the Company and Philip D. Knell is incorporated by reference to Exhibit 4.18 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on December 23, 1999 (File No. 333-93479)
 10.5     The Company's 1994 Outside Directors Stock Option Plan, as
          amended through April 16, 1998, and related forms of
          agreement, is incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999
 10.6     Sublease between ARGOSystems, Inc. and the Company dated
          April 12, 1994 for 420 N. Mary Avenue, Sunnyvale, California
          is incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-1 filed with the
          Securities and Exchange Commission on February 9, 1995 (File
          No. 33-87164)
 10.7     Amendment No. 1 and Partial Termination of Sublease
          Agreement between the Company and ArgoSystems, Inc. dated
          April 1, 1997 is incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-K filed with the
          Securities and Exchange Commission on March 31, 1998
 10.8     Amendment No. 2 to Sublease Agreement between the Company
          and ArgoSystems, Inc. dated January 1, 1998 is incorporated by reference to Exhibit 10.10 to the Company's Report on
          Form 10-K filed with the Securities and Exchange Commission on March 31, 1998
10.11(2)  Software License and Services Agreement dated October 6,
          1997 between the Company and Oracle Corporation, as amended, is incorporated by reference to Exhibit 10.28 to the
          Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on May 17, 1999
10.12(2)  Master Agreement for Internetworking Services dated
          September 4, 1998 between the Company and GTE
          Internetworking Incorporated, as amended, is incorporated by reference to Exhibit 10.29 to the Company's Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 17, 1999
10.13(2)  Flagship License Agreement dated March 31, 1998 between the
          Company and Isocor, as amended, is incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999
10.15(4)  Development and License Agreement, dated November 9, 1999, between the Company and General Motors Corporation, by and through its OnStar Division, is incorporated by reference to
          Exhibit 99.1 to the Company's Report on Form 8-K/A filed
          with the Securities and Exchange Commission on November 9,
          2001
 10.16    Letter Agreement between the Company and Steven Markman
          dated September 12, 1996 is incorporated by reference to
          Exhibit 10.14 to the Company's Report on Form 10-K filed
          with the Securities and Exchange Commission on March 31,
          1998
 10.17    Letter Agreement between the Company and Linda A. Hayes
          dated August 7, 1997 is incorporated by reference to Exhibit
          10.15 to the Company's Report on Form 10-K filed with the
          Securities and Exchange Commission on March 31, 1998
 10.18    Letter Agreement between the Company and Rose M. Marcario
          dated October 15, 1999 is incorporated by reference to
          Exhibit 10.40 to the Company's Report on Form 10-K filed
          with the Securities and Exchange Commission on March 30,
          2000
 10.19    Letter Agreement dated October 5, 2000 between the Company and Steven Markman is incorporated by reference to Exhibit
          10.2 to the Company's Report on Form 10-Q filed with the
          Securities and Exchange Commission on November 14, 2000

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 10.20    2000 Stock Option Plan is incorporated by reference to
          Appendix B to the Company's Preliminary Proxy filed with the
          Securities and Exchange Commission on May 5, 2000
 10.21    Letter Agreement dated September 7, 2000 between the Company and Ladenburg Thalmann & Co., Inc. is incorporated by
          reference to Exhibit 1.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on
          September 14, 2000
 10.22    Form of Indemnity Agreement for Officers and Directors of
          the Company is incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000
 10.23    Letter Agreement with Paula Skokowski dated April 20, 2000 is incorporated by reference to Exhibit 10.2 to the
          Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on August 14, 2000
 10.24    Letter Agreement with Linda A. Hayes dated May 25, 2000 is incorporated by reference to Exhibit 10.4 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on August 14, 2000
 10.25    2000 Nonstatutory Stock Option Plan is incorporated by
          reference to Exhibit 4.18 to the Company's Report on Form
          S-8 filed with the Securities and Exchange Commission on
          August 8, 2001 (File No. 333-67062)
10.26(5)  Amendment dated March 30, 2000 to Flagship License Agreement dated March 31, 1998 between the Company and Isocor is
          incorporated by reference to Exhibit 10.37 to the Company's
          Report on Form 10-K filed April 2, 2001
10.27(5)  Amendment dated August 11, 1999 to Flagship License
          Agreement dated March 31, 1998 between the Company and
          Isocor is incorporated by reference to Exhibit 10.38 to the
          Company's Report on Form 10-K filed April 2, 2001
 10.29    Nonqualified Stock Option Agreement between the Company and
          Kathleen M. Layton granted January 2, 2001 is incorporated by reference to Exhibit 4.19 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on August 8, 2001 (File No. 333-67062)
 10.30    Nonqualified Stock Option Agreement between the Company and
          Kathleen M. Layton granted January 2, 2001 is incorporated by reference to Exhibit 4.20 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on August 8, 2001 (File No. 333-67062)
 10.31    Nonstatutory Stock Option Agreement between the Company and
          David H. Russian granted May 31, 2001 is incorporated by
          reference to Exhibit 4.21 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on August 8, 2001 (File No. 333-67062)
 10.32    Nonstatutory Stock Option Agreement between the Company and
          David H. Russian granted May 31, 2001 is incorporated by
          reference to Exhibit 4.22 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on August 8, 2001 (File No. 333-67062)
 10.33    Nonstatutory Stock Option Agreement between the Company and
          Mark D. Strumwasser granted April 23, 2001 is incorporated by reference to Exhibit 4.23 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on August 8, 2001 (File No. 333-67062)
 10.34    Nonstatutory Stock Option Agreement between the Company and
          Mark D. Strumwasser granted April 23, 2001 is incorporated by reference to Exhibit 4.24 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on August 8, 2001 (File No. 333-67062)
 10.35    Nonstatutory Stock Option Agreement between the Company and
          Pericles Haleftiras, Jr. granted April 27, 2001 is
          incorporated by reference to Exhibit 4.25 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2001 (File No.
          333-67062)

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 10.36    Nonstatutory Stock Option Agreement between the Company and
          Pericles Haleftiras, Jr. granted April 27, 2001 is
          incorporated by reference to Exhibit 4.26 to the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2001 (File No.
          333-67062)
 10.37    Nonstatutory Stock Option Agreement between the Company and
          Steven Markman granted April 26, 2001 is incorporated by
          reference to Exhibit 4.27 to the Company's Registration
          Statement on Form S-8 filed with the Securities and Exchange
          Commission on August 8, 2001 (File No. 333-67062)
 10.38    Nonstatutory Stock Option Agreement between the Company and
          Mark Phillips granted September 5, 2001
 10.39    Nonstatutory Stock Option Agreement between the Company and
          Mark Phillips granted September 5, 2001
 10.40    Amendment to Letter Agreement dated June 28, 2001 between
          the Company and Ladenburg Thalmann & Co., Inc. is
          incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 27, 2001 (File No.
          333-66126)
10.41(6)  Services Agreement effective as of January 1, 2001 between the Company and OnStar Corporation is incorporated by
          reference to Exhibit 10.1 to the Company's Report on Form
          10-Q/A filed with the Securities and Exchange Commission on
          November 13, 2001
 10.42    Letter Agreement with Steven Markman dated May 10, 2001 is incorporated by reference to Exhibit 10.2 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on August 14, 2001
 10.43    Letter Agreement with David Russian dated May 25, 2001 is
          incorporated by reference to Exhibit 10.3 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on August 14, 2001
 10.44    Letter Agreement with Mark Strumwasser dated April 16, 2001 is incorporated by reference to Exhibit 10.4 to the
          Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on August 14, 2001
 10.45    Letter Agreement with Pericles Haleftiras, Jr. dated April
          16, 2001 is incorporated by reference to Exhibit 10.5 to the
          Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on August 14, 2001
 10.46    Letter Agreement with Rose M. Marcario dated June 15, 2001 is incorporated by reference to Exhibit 10.6 to the
          Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on August 14, 2001
 10.47    Letter Agreement with Kathleen M. Layton dated July 15, 2001 is incorporated by reference to Exhibit 10.7 to the
          Company's Report on Form 10-Q filed with the Securities and
          Exchange Commission on August 14, 2001
 10.48    Letter Agreement with Jeff Adamson dated January 12, 2000 is incorporated by reference to Exhibit 10.8 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on August 14, 2001
 10.49    Letter Agreement with Mark Phillips dated August 28, 2001 is incorporated by reference to Exhibit 10.3 to the Company's
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on November 14, 2001
10.50(7)  Amendment Number One to Development and License Agreement
          effective August 1, 2001 between the Company and General
          Motors Corporation is incorporated by reference to Exhibit
          10.1 to the Company's Report on Form 10-Q filed with the
          Securities and Exchange Commission on November 14, 2001
10.51(7)  Services Addendum effective August 1, 2001 between the
          Company and OnStar Corporation is incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 14,
          2001

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 23.1     Consent of Independent Auditors
 24.1     Power of Attorney (See signature page)

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

(4) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on February 2, 2000 and amended on November 9, 2001.

(5) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on April 2, 2001.

(6) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on August 14, 2001 and amended November 13, 2001.

(7) Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on November 14, 2001.