Form 10-K/A
period 2001-12-31
GENERAL MAGIC INC
filed 2002-04-30
CIK 933524

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 28, 2002, as reported on the Nasdaq National Market, was approximately $33,087,330. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of March 28, 2002: 127,324,962

                              REASON FOR AMENDMENT

     After filing its Annual Report on form 10-K, the registrant is filing this Amendment No. 1 to include certain information required in Items 10, 11, 12 and 13 of Part III of Form 10-K.

================================================================================

                                    PART III

   Part III is replaced in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

        The table below sets forth, for persons who are members of the Board of Directors, certain information with respect to age and background.

  COMMON STOCK DIRECTORS       POSITION WITH THE COMPANY   AGE   DIRECTOR SINCE
  ----------------------       -------------------------  ----   --------------
  Elizabeth A. Fetter          Director                    43        2000
  Philip D. Knell              Director                    57        1998
  Kathleen M. Layton           Chief Executive Officer     54        2001
                               and President, Director
  Tom D. Seip                  Director                    52        2000
  Susan G. Swenson             Director, Chairman          53        1997

  SERIES G DIRECTOR            POSITION WITH THE COMPANY   AGE   DIRECTOR SINCE
  -----------------            -------------------------  ----   --------------
  Chester Huber                Director                    47        1999


     Elizabeth A. Fetter has served as a director of the Company since January of 2000. Ms. Fetter has been President and Chief Executive Officer of QRS Corporation since October 2001. Prior to joining QRS Corporation, Ms. Fetter served as President of NorthPoint Communications Group, Inc. from March 1999 to April 2001, and served as President and Chief Executive Officer of Northpoint Communications from March 2000 until April 2001. Ms. Fetter was also Chief Operating Officer of NorthPoint Communications Group, Inc. from March 1999 to March 2000. NorthPoint Communications filed for Chapter XI bankruptcy protection in January 2001 and subsequently sold the majority of its assets to AT&T in early 2001. From January 1998 until March of 1999, Ms. Fetter was Vice President and General Manager of the Consumer Services Group of US WEST. During 1997, Ms. Fetter served as Vice President and General Manager of Operator and Director Services for SBC Communications, Inc., and from March 1991 to October 1997, Ms. Fetter served in various executive positions at Pacific Bell, including most recently as President of the Industry Markets Group. Ms. Fetter is also a director of Datum Inc. and QRS Corporation.

     Philip D. Knell has served as a director of the Company since June 1998. Mr. Knell has been President and General Manager of WorldCom Conferencing since September 1998, and was President and General Manager of the networkMCI Conferencing division of MCI Communications Corporation from July 1995 to September 1998.

     Kathleen M. Layton joined the Company as Chief Executive Officer and President in January 2001. Ms. Layton has also served as a Director of the Company since January 2001. Immediately prior to joining the Company, Ms. Layton served as Chief Executive Officer of S.A.I.L. Port, a technology company advancing speech, artificial intelligence and language. Prior to joining S.A.I.L., Ms. Layton was the Chief Executive Officer and President of OmniVoice Technologies, Inc., a joint venture integrating proprietary speech compression technology with wireless and Internet technologies to create voice messaging solutions for global wireless and Internet markets from February 1998 through March 2000. From January 1997 to January 1998, Ms. Layton served as the Vice President and Director of Business Development of AmeriTech Corporation, a residential telecommunications arm of Regional Bell Operating Company, and from June 1989 to December 1996, she was President and Chief Executive Officer of Strata Group, formerly Logica's Network Products Division, providing operational support software for the global telecom industry.

     Tom D. Seip has served as a director of the Company since April 2000. Mr. Seip has served as General Partner of Seip Investments LP since January 1998 and served as President and Chief Executive Officer of Westaff Inc. from May 2001 until January 2002. From January 1983 to June 1998, he was employed by Charles Schwab & Co. in various capacities. Mr. Seip served as Chief Executive Officer of Charles Schwab Investment Management, Inc. and as Trustee of the Schwab Family of Funds and Schwab Investments, and was a member of the Charles Schwab Management Committee from July 1992 to June 1998. Mr. Seip is also a director of H&R Block, Inc. and a trustee of Neuberger Berman Advisers Management Trust, Neuberger Berman Equity Funds and Neuberger Berman Income Funds, collectively referred to as Neuberger Berman Mutual Funds.

     Susan G. Swenson has served as a Chairman of the Board of Directors since June 2001 and has served as a director of the Company since August 1997. Ms. Swenson has been President and Chief Operating Officer of Leap Wireless International, Inc. since July of 1999. Ms. Swenson was President and Chief Executive Officer of Cellular One from March 1994 to July 1999. Ms. Swenson is also a director of Leap Wireless International, Inc., Wells Fargo & Company and Palm, Inc.

     Chester A. Huber, Jr. has served as a director of the Company since December 1999. Mr. Huber was named President of OnStar Corporation in December of 1999, and was General Manager of the OnStar Division of General Motors Corporation from June of 1995 until December of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 28, 2002, the executive officers of General Magic, who are elected by and serve at the discretion of the Board of Directors, were as follows:

     NAME                            AGE   POSITION WITH THE COMPANY       EMPLOYED SINCE
     ----                            ----  -------------------------       --------------
     Kathleen M. Layton..........     54   President and CEO               January 2001
     Jeffrey M. Adamson..........     41   Vice President, Applications    January 2000
                                           Services
     Mary E. Doyle...............     49   Senior Vice President of        July 1996
                                           Business Affairs, General
                                           Counsel and Secretary
     Pericles Haleftiras, Jr. ...     49   Chief Technology Officer        April 2001
     Mark Phillips...............     49   Vice President, Product         September 2001
                                           Development
     David H. Russian............     49   Vice President and Chief        May 2001
                                           Financial Officer
     Paula E. Skokowski..........     39   Vice President, Marketing       May 2000
     Mark D. Strumwasser.........     35   Vice President, Sales and       April 2001
                                           Market Development

     Kathleen M. Layton joined the Company as Chief Executive Officer and President in January 2001. Ms. Layton has also served as a Director of the Company since January 2001. Immediately prior to joining the Company, Ms. Layton served as Chief Executive Officer of S.A.I.L. Port, a technology company advancing speech, artificial intelligence and language. Prior to joining S.A.I.L., Ms. Layton was the Chief Executive Officer and President of OmniVoice Technologies, Inc., a joint venture integrating proprietary speech compression technology with wireless and Internet technologies to create voice messaging solutions for global wireless and Internet markets from February 1998 through March 2000. From January 1997 to January 1998, Ms. Layton served as the Vice President and Director of Business Development of AmeriTech Corporation, a residential telecommunications arm of Regional Bell Operating Company, and from June 1989 to December 1996, she was President and Chief Executive Officer of Strata Group, formerly Logica's Network Products Division, providing operational support software for the global telecom industry. Ms. Layton holds a B.S. in Mathematics from Southeast Missouri State University and an Executive M.B.A. from Washington University and has completed the Executive Program in Credit Analysis, Equity Valuation and Financial Reporting at Northwestern University's Kellogg Graduate School.

     Jeffrey M. Adamson joined the Company in January 2000 as Senior Director, Network Operations and Information Technology and currently serves as Vice President of Applications Services. Before joining General Magic, Mr. Adamson served International Rectifier Corporation in various capacities from December 1992 to January 2000, most recently as Manager of I.S. Operations and Global Technical Architecture. Mr. Adamson holds a B.S. degree in Accounting and a M.S. in Accounting Information Systems from the University of Tennessee.

     Mary E. Doyle joined the Company in July 1996 as General Counsel and Secretary and served as Vice President of Business Affairs from January 1997 until September 1998, when she was named Senior Vice President of Business Affairs. Before joining General Magic, Ms. Doyle served Teledyne, Inc. in various positions from July 1984 to July 1996, most recently as General Counsel of the Aerospace and Electronics segment from January 1995 through July 1996. Ms. Doyle received an A.B. in Biology and Economics from the University of California, Santa Cruz, and a J.D. from the University of California, Berkeley.

     Pericles Haleftiras, Jr. joined the Company in April 2001 as Chief Technology Officer. Before joining the Company, Mr. Haleftiras was the Chief Executive Officer and founder of Xerago, LLC, a Web software development services company, from July 1999 to December 2001. From December 1998 to June 1999 Mr. Haleftiras was interim Chief Technical Officer of RX.com, an Internet prescription fulfillment company, from July 1997 to November 1998 Mr. Haleftiras was the Chief Technical Officer and founder of Cyber.com, which provided broadband in-room entertainment system to the hospitality industry, and from May 1985 to July 1997 Mr. Haleftiras was president of Structured Technology Corporation, a defense software engineering company. Mr. Haleftiras holds a B.S. in Computer Science from Quinnipiac University.

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

     Mark D. Strumwasser joined the Company in April 2001 as Vice President, Sales and Market Development. Before joining the Company, Mr. Strumwasser served as Vice President of Business Development and Sales for One Voice Technologies, Inc. from July 1999 to April 2001. From July 1994 to July 1999, Mr. Strumwasser was Director of Sales, Distribution Business Unit, for Creative Labs, Inc. Mr. Strumwasser holds a B.S. in Business Administration and Finance from California State University, Northridge. Mr. Strumwasser departed the Company on April 26, 2002, and his duties were assumed by Pericles Haleftiras, Jr.

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

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation of the Chief Executive Officer, four other highest compensated current executive officers of the Company whose salary and bonus for the year ended December 31, 2001 exceeded $100,000, and a former executive officer of the Company whose salary and bonus for the year ended December 31, 2001 exceeded $100,000 but who was not an executive officer at December 31, 2001 (the "Named Executive Officers") for the years ended December 31, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                                          ------------------------
                                                                      ANNUAL              RESTRICTED   SECURITIES
                                                                   COMPENSATION             STOCK      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                          YEAR     SALARY($)       BONUS($)    AWARD(s)($)  OPTIONS(#)   COMPENSATION($)
------------------------------------------------   --------   ---------      -----------  -----------  ----------   ---------------
Kathleen M. Layton(1) ..........................       2001   $348,654       $210,000(2)          --   1,500,000      $ 86,440(3)
Chief Executive Officer and President...........       2000         --             --             --         --             --
                                                       1999         --             --             --         --             --

Jeff M. Adamson(4) .............................       2001    183,750         63,910(5)          --    175,000            481(3)
Vice President, Application Services ...........       2000    153,462         48,760(6)          --    275,000         21,705(3)
                                                       1999         --             --             --         --             --

Mary E. Doyle ..................................       2001    200,000         83,000(5)          --    125,000             --
Senior Vice President, Business ................       2000    200,000         94,533(6)          --    124,000             --
Affairs, General Counsel and Secretary..........       1999    200,000             --             --    225,000             --

Pericles Haleftiras, Jr.(7) ....................       2001    156,369         78,162(5)          --    200,000             --
Chief Technology Officer .......................       2000         --             --             --         --             --
                                                       1999         --             --             --         --             --

Paula E. Skokowski(8) ..........................       2001    200,000         83,000(5)          --    125,000             --
Vice President, Marketing ......................       2000    115,385         45,822             --    275,000             --
                                                       1999         --             --             --         --             --

Former Officer:
Rose M. Marcario(9) ............................       2001    250,000         93,750(10)         --         --         36,390(11)
  Chief Financial Officer ......................       2000    250,000         74,800(6)          --    100,000         33,024(12)
                                                       1999     38,462         35,000(13)         --    350,000          6,401(12)

----------

(1) Ms. Layton joined the Company as Chief Executive Officer and President effective January 1, 2001.

(2)   Includes a bonus earned in fiscal 2001, but partially paid in fiscal 2002.

(3)   Represents payment for costs incurred in connection with relocation.

(4) Mr. Adamson joined the Company in January 2000 as Senior Director, Network Operations and Information Technology.

(5) Includes bonuses earned in fiscal 2001 to be paid 20% in the third quarter of fiscal 2002 and 80% in the first half of fiscal 2003.

(6) Includes bonuses earned in fiscal 2000 but in some cases partially paid in fiscal 2001, and for Ms. Doyle includes a retention bonus paid in 2000.

(7)   Mr. Haleftiras joined the Company in April 2001 as Chief Technology
      Officer.

(8)   Ms. Skokowski joined the Company in May 2000 as Vice President, Marketing.

(9) Ms. Marcario joined the Company in November 1999 as Vice President, Finance and Administration, and Chief Financial Officer.

(10) Represents a bonus paid pursuant to an employment termination agreement between the Company and Ms. Marcario dated June 15, 2001. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(11) Includes payment for costs incurred in connection with relocation and expenses incurred pursuant to the June 15, 2001 employment termination agreement. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(12) Represents payment for costs incurred in connection with Ms. Marcario's employment transition.

(13) Includes a sign-on bonus paid in connection with Ms. Marcario's employment.

     The following table provides the specified information concerning grants of options to purchase the company's common stock made during the year ended December 31, 2001 to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS IN FISCAL 2001                POTENTIAL REALIZABLE VALUE
                                           % OF TOTAL                               AT ASSUMED ANNUAL RATES
                              NUMBER OF     OPTIONS                                     OF STOCK PRICE
                              SECURITIES   GRANTED TO                                    APPRECIATION
                              UNDERLYING   EMPLOYEES    EXERCISE OR                    FOR OPTION TERM(4)
                               OPTIONS     IN FISCAL    BASE PRICE   EXPIRATION  -------------------------
NAME                          GRANTED(1)     YEAR(2)     ($/SH)(3)      DATE        5%($)        10%($)
---------------------------   ----------   ----------   ----------   ----------  -----------   -----------
Kathleen M. Layton ........    1,500,000        26.97   $   1.5313   01/02/2011   $1,444,540   $3,660,747
Jeff M. Adamson ...........      175,000         3.15       0.9500   04/18/2011      104,554      264,960
Mary E. Doyle .............      125,000         2.25       0.9500   04/18/2011       74,681      189,257
Pericles Haleftiras, Jr ...      200,000         3.60       1.0300   04/27/2011      129,552      328,311
Paula E. Skokowski ........      125,000         2.25       0.9500   04/18/2011       74,681      189,257

Former Officer:
Rose M. Marcario ..........           --           --           --           --           --           --

---------

(1) Generally, options granted in 2001 vest at the rate of 1/4 on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the continued employment of the option holder; however, retention grants to executives and employees on April 18, 2001, including grants to each of Jeff M. Adamson, Mary E. Doyle and Paula E. Skokowski, vested at the rate of 1/4 six months after the date of grant and 1/4 each six months thereafter until fully vested. Grants to newly-hired executives in 2001, including grants to Kathleen M. Layton and Pericles Haleftiras, Jr., vested one-half of the shares at the rate of 1/4 on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of continuous employment until fully vested and one-half of the shares at the rate of 1/4 six months after the date of grant and 1/4 each six months thereafter until fully vested.

(2) The total number of shares subject to options granted to employees in fiscal 2001 was 5,562,500, which number includes options granted to employee directors, but excludes options granted to nonemployee directors and consultants.

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

     The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock during the year ended December 31, 2001, and unexercised options held as of December 31, 2001, by the Named Executive Officers:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED           IN-THE-MONEY
                                SHARES                    OPTIONS AT 12/31/2001(1)    OPTIONS AT 12/31/2001(2)
                             ACQUIRED ON     VALUE       --------------------------  --------------------------
            NAME               EXERCISE    REALIZED(3)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
--------------------------   -----------   -----------   -----------  -------------  -----------  -------------
Kathleen M. Layton ........           --            --       187,500     1,312,500           $--           $--
Jeff M. Adamson ...........           --            --       139,583       310,417            --            --
Mary E. Doyle .............           --            --       548,625       245,375            --            --
Pericles Haleftiras, Jr. ..           --            --        25,000       175,000            --            --
Paula E. Skokowski ........           --            --       129,167       270,833            --            --

Former Officer: ...........                                                                   --            --
Rose M. Marcario ..........           --            --       207,292            --            --            --

----------

(1) Includes options granted at an exercise price greater than the per share closing price of $0.39, as reported on The Nasdaq National Market, on December 31, 2001.

(2) Based on the per share closing price of $0.39 on December 31, 2001, as reported on The Nasdaq National Market, less the exercise price, multiplied by the number of shares underlying the options.

(3) Based on the sale price of the Company's Common Stock on the exercise date, less the exercise price, multiplied by the number of shares underlying the options.

COMPENSATION OF DIRECTORS

     Each eligible outside director who is not an employee of the Company or of any parent or subsidiary corporation of the Company and was a director at the time of disbursement was entitled to receive the following amounts of cash compensation for his or her services as a director of the Company: (i) $10,000 per year, payable on the last day of the Company's fiscal year, and (ii) $1,000 or $500 for each regular or special meeting attended by the eligible outside director in person or by telephone, respectively (the "Directors Compensation Plan"). In addition, each eligible outside director was entitled to reimbursement of travel expenses reasonably incurred by him or her in connection with attending any regular or special meeting of the Board of Directors. Furthermore, the 1994 Outside Directors Stock Option Plan (the "Directors Stock Option Plan") provides for automatic initial and annual grants of nonqualified stock options to directors of the Company who are not employees of the Company or of any affiliated corporation. For purposes of the foregoing, any non-employee director will be ineligible to participate either in the Directors Compensation Plan or in the Directors Stock Option Plan if the director's employer is a stockholder of the Company or an affiliated corporation of a stockholder of the Company, or if the director's employer holds a technology license from the Company or is an affiliated corporation of such license holder. During the fiscal year ended December 31, 2001, each of Messrs. Knell and Seip and Ms. Fetter and Ms. Swenson received under the Directors Stock Option Plan an annual option grant for 10,000 shares of Common Stock. Mr. Huber is ineligible to participate under both the Directors Compensation Plan and the Directors Stock Option Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In October 1999, the Company entered into a letter agreement with Rose M. Marcario, amended November 2000 (the "October 1999 letter agreement"). The agreement provided that Ms. Marcario serve as the Company's Senior Vice President, Finance and Administration, and Chief Financial Officer for an annual salary of $250,000 and an annual bonus of up to 50% of her base pay. Ms. Marcario also received a one-time sign-on bonus of $35,000 and relocation expenses in an amount up to $70,000 under the October 1999 letter agreement. In accordance with the October 1999 letter agreement, the Company granted Ms. Marcario options to purchase 350,000 shares of the Company's Common Stock. On June 15, 2001, the Company and Ms. Marcario entered into an employment termination agreement (the "June 2001 letter agreement"). The June 2001 letter agreement provides that the Company retain the services of Ms. Marcario as a part-time employee through the earlier of December 31, 2001, or until such time as Ms. Marcario accepted alternative employment. Pursuant to the June 2001 letter agreement, Ms. Marcario was compensated at her base rate of pay through December 31, 2001, less applicable taxes, she received a bonus of $93,750, less applicable taxes, paid in two installments, and she was entitled to reimbursement of her reasonable and necessary out-of-pocket expenses incurred in connection with services rendered to the Company through December 31, 2001. Also pursuant to the June 2001 letter agreement, Ms. Marcario's stock options in which she would have vested had she remained continuously employed by the Company through December 31, 2001 were vested as of June 15, 2001, and remain exercisable through July 30, 2002. Any options in which Ms. Marcario would not have vested had she remained continuously employed through December 31, 2001 were canceled as of June 15, 2001.

     In January 2000, the Company entered into a letter agreement with Jeff Adamson (the "January 2000 letter agreement") which provides that Mr. Adamson serve as the Company's Senior Director, Network Operations and Information Technology for an annual salary of $155,000 and a performance bonus of up to 25% of his base pay. In accordance with the January 2000 letter agreement, the Company granted Mr. Adamson options to purchase 50,000 shares of the Company's Common Stock. The January 2000 letter agreement also provided for expense reimbursement of up to $25,000 incurred in connection with relocation.

     In April 2000, the Company entered into a letter agreement with Paula E. Skokowski (the "April 2000 letter agreement") which provides that Ms. Skokowski serve as the Company's Vice President of Marketing for an annual salary of $200,000 and a performance bonus of up to 50% of her base pay. In accordance with the April 2000 letter agreement, the Company granted Ms. Skokowski options to purchase 200,000 shares of the Company's Common Stock. If the Company had terminated Ms. Skokowski's employment prior to the end of her first twelve months of service for any reason (other than just cause, or upon her death, disability or voluntary resignation), she would have been entitled to receive her base salary for a period of six months from the date of termination.

     Effective January 1, 2001, the Company entered into a letter agreement with Kathleen M. Layton (the "January 2001 letter agreement") which provides that Ms. Layton serve as the Company's President and Chief Executive Officer for an annual salary of $350,000, subject to annual review by the Board of Directors, and during the first twelve months of her employment, a guaranteed bonus of not less than sixty percent (60%) of her then-current salary, payable quarterly. Thereafter, Ms. Layton is eligible to receive a performance bonus of up to 60% of her base pay, payable quarterly. In addition, under the January 2001 letter agreement, Ms. Layton is eligible to receive reimbursement for relocation and temporary living expenses incurred during the first twenty-four (24) months of employment in an amount up to $180,000, to be repaid if Ms. Layton voluntarily terminates her employment with the Company within the first twelve months of her employment. In accordance with the January 2001 letter agreement, the Company granted Ms. Layton options to purchase 1,500,000 shares of the Company's Common Stock. The January 2001 letter agreement also provides that the Company will use its best efforts to have Ms. Layton elected to the Company's Board of Directors. Either party may terminate the January 2001 letter agreement at any time, provided that if the Company terminates Ms. Layton's employment other than for "cause" (and not as a result of her death or "disability" (as defined in the agreement)) or Ms. Layton resigns for "good reason" (as defined in the agreement), then (i) Ms. Layton will be considered to be an employee but not an officer of the Company and will be entitled to receive her final salary rate (but in no case less than $350,000) for two years from the date of termination, as well as any bonus she would otherwise have earned in the year of her termination, and (ii) all stock options previously granted to Ms. Layton by the Company will continue to vest during the period of salary continuance, and such stock options will remain exercisable for a period of 18 months following the later of the date Ms. Layton is terminated as the Company's Chief Executive Officer or the date of such option vesting. If Ms. Layton's employment is terminated by the Company without cause or if Ms. Layton resigns for good reason during the period beginning 30 days prior to the first public announcement that the Company has entered into an agreement that results in a "change in control" (as defined in the agreement) and ending one year following the "change in control," then Ms. Layton is entitled to the same benefits described in the preceding sentence, except that all of her unvested outstanding stock options will immediately vest.

     In April 2001, the Company entered into a letter agreement with Mark D. Strumwasser (the "April 2001 Strumwasser agreement") which provides that Mr. Strumwasser serve as the Company's Vice President of Market Development for an annual salary of $200,000 and a performance bonus of up to $50,000, payable quarterly, and guaranteed for 2001. In addition to the performance bonus, Mr. Strumwasser is eligible to receive up to $100,000 in commissions during each year. The April 2001 Strumwasser agreement also provides for a grant to Mr. Strumwasser of options to purchase 250,000 shares of the Company's Common Stock. If the Company had terminated Mr. Strumwasser's employment prior to the end of his first six months of service for any reason (other than just cause, or upon his death, disability or voluntary resignation), he would have been entitled to receive his base salary for a period of three months from the date of termination.

     In April 2001, the Company entered into a letter agreement with Pericles Haleftiras, Jr. (the "April 2001 Haleftiras agreement") which provides that Mr. Haleftiras serve as the Company's Chief Technology Officer for an annual salary of $231,000 and a performance bonus of up to 60% of his base pay. The April 2001 Haleftiras agreement also provides for a grant to Mr. Haleftiras of options to purchase 200,000 shares of the Company's Common Stock.

     In May 2001, the Company entered into a letter agreement with David H. Russian (the "May 2001 letter agreement") which provides that Mr. Russian serve as the Company's Vice President of Finance and Administration and Chief Financial Officer for an annual salary of $250,000, a performance bonus of up to 50% of his base pay and a sign-on bonus in the net amount of $10,000. The May 2001 letter agreement also provides for reimbursement of up to one month of temporary living costs in connection with relocation. In accordance with the May 2001 letter agreement, the Company granted Mr. Russian options to purchase 450,000 shares of the Company's Common Stock. If the Company terminates Mr. Russian's employment prior to the end of his first twelve months of service for any reason (other than just cause, or upon his death, disability or voluntary resignation), Mr. Russian will receive his base salary for a period of six months from the date of termination.

     In August 2001, the Company entered into a letter agreement with Mark Phillips (the "August 2001 letter agreement") which provides that Mr. Phillips serve as the Company's Vice President of Product Development for an annual salary of $250,000 and a performance bonus of up to 60% of his base pay. The August 2001 letter agreement also provides for a grant to Mr. Phillips of options to purchase 250,000 shares of the Company's Common Stock.

     In April 1998, the Board of Directors adopted a Change of Control Plan (the "Plan") for all of its employees, including the executive officers other than the Chief Executive Officer, which provides for the payment of certain severance benefits in the event of a change of control in the beneficial ownership of the Company (as defined in the Plan). The Plan provides that in the event of a change of control in which the employees' stock options are not assumed or substituted for by the acquiring corporation, such options will become fully vested and exercisable as of a date prior to the change of control. In addition, the Plan provides that severance benefits will be payable to the employees upon the occurrence of both of the following: (1) a change of control of the Company, and (2) within twelve months after the change of control, the involuntary termination of such individual's employment by the Company other than for "cause" or the voluntary termination of such individual's employment by such individual for "good reason" (as those terms are defined in the Plan). Upon the occurrence of the events described in the preceding sentence, each executive officer other than Chief Executive Officer, will be entitled to receive the following benefits: (a) a lump sum cash payment equal to the sum of (i) his or her then-effective annual base salary, plus (ii) 100% of his or her bonus at the "on-target" level for the year in which the termination occurs, and (b) full accelerated vesting of any options to purchase shares of the Company's Common Stock.

     In September 1999, the Compensation Committee authorized the Company to enter into severance agreements with executives of the Company at the vice president level as of that date providing for payment of six (6) months of base salary in the event of involuntary termination other than for cause. As of March 28, 2002, only Ms. Doyle remained eligible for this benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 28, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer at December 31, 2001, four other most highly compensated executive officers of the Company at December 31, 2001 whose salary and bonus for the year ended December 31, 2001 exceeded $100,000, and a former executive officer of the Company whose salary and bonus for the year ended December 31, 2001 exceeded $100,000 but who was not an executive officer as of December 31, 2001 (the "Named Executive Officers") and (iv) all current executive officers and directors of the Company as a group.

                                                SHARES OF COMMON STOCK   SHARES OF PREFERRED STOCK
                                               BENEFICIALLY OWNED(2)(3)  BENEFICIALLY OWNED(2)(4)
                                               ------------------------  -------------------------
                                                NUMBER OF    PERCENTAGE   NUMBER OF    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)          SHARES      OF CLASS      SHARES      OF CLASS
----------------------------------------       ------------  ----------  ------------  -----------
5% STOCKHOLDERS
General Motors Corporation(5).............     11,876,484(5)      8.53%    11,876,484         100%
  1400 Stephenson Highway
  Troy, MI 48083
OFFICERS AND DIRECTORS
Jeff M. Adamson(6)                                  221,979           *            --           --
Mary E. Doyle(7)..........................          626,231           *            --           --
Elizabeth A. Fetter(8)....................           23,333           *            --           --
Pericles Haleftiras, Jr.(9)                          77,083           *            --           --
Chester A. Huber, Jr.(10).................               --           *            --           --
Philip D. Knell(11).......................           66,167           *            --           --
Kathleen M. Layton(12)                              655,000           *            --           --
Rose M. Marcario(13)......................          207,292           *            --           --
Tom D. Seip(14)...........................           20,833           *            --           --
Paula E. Skokowski(15)                              189,064           *            --           --
Susan G. Swenson(16)......................           47,499           *            --           --
Executive officers and directors as a
  group (14 persons)(17)..................        2,125,043       1.54%            --           --
----------

 *    Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is in care of the Company at 420 North Mary Avenue, Sunnyvale, California 94085.

(2) Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock and/or Preferred Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(3) Calculations of percentages of beneficial ownership are based upon 127,324,962 shares of Common Stock together with 8,907,363 shares of Series G Preferred Stock outstanding (on an as-if-converted basis) as of March 28, 2002. Calculations assume the exercise by only the respective named stockholder of all options to purchase Common Stock or convertible securities beneficially held by such stockholder, if any, which are exercisable within 60 days of March 28, 2002.

(4) The calculation of the percentage of beneficial ownership is based upon 8,907,363 shares of Common Stock that may be acquired by General Motors Corporation upon conversion of the 1,500 shares of Series G Preferred Stock currently held by it and 2,969,121 shares of Common Stock that may be acquired by General Motors Corporation upon exercise of a warrant to purchase an additional 500 shares of Series G Preferred Stock, and conversion of that stock to Common Stock.

(5) General Motors Corporation is entitled to vote 8,907,363 shares on an as-if-converted basis (or 100% of the voting preferred stock), but see footnote 4 above.

(6) Includes 211,979 shares subject to stock options exercisable within 60 days of March 28, 2002.

(7) Includes 616,231 shares subject to stock options exercisable within 60 days of March 28, 2002.

(8) Includes 23,333 shares subject to stock options exercisable within 60 days of March 28, 2002.

(9) Includes 77,083 shares subject to stock options exercisable within 60 days of March 28, 2002.

(10) Does not include 8,907,363 shares (representing 1,500 shares of Series G Preferred Stock on an as-if converted basis) or 2,969,121 shares (representing a warrant to purchase an additional 500 shares of Series G Preferred Stock on an as-if converted basis) held by General Motors Corporation, the sole stockholder of OnStar Corporation, of which Mr. Huber is President. See footnote 4 above.

(11) Includes 64,167 shares subject to stock options exercisable within 60 days of March 28, 2002.

(12) Includes 625,000 shares subject to stock options exercisable within 60 days of March 28, 2002.

(13) Includes 207,292 shares subject to stock options exercisable within 60 days of March 28, 2002.

(14) Includes 20,833 shares subject to stock options exercisable within 60 days of March 28, 2002.

(15) Includes 189,064 shares subject to stock options exercisable within 60 days of March 28, 2002.

(16) Includes 47,499 shares subject to stock options exercisable within 60 days of March 28, 2002.

(17) Includes 2,059,043 shares subject to stock options exercisable within 60 days of March 28, 2002 held by all current executive officers and directors as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ONSTAR VIRTUAL ADVISOR

     The Company's primary source of revenue in 2001 was OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation, which has the right to elect one member of the Company's board of directors. The service delivered by OnStar is an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite network and wireless technologies to provide, through live advisors, accident assistance, stolen vehicle tracking, emergency services, roadside assistance with location, remote door unlock, remote diagnostics, route support, OnStar Concierge and other convenience and information services to OnStar subscribers. The OnStar service includes a Personal Calling feature that allows OnStar subscribers who have purchased wireless minutes to make and receive hands-free, voice-activated phone calls through a nationwide wireless network. OnStar subscribers who have activated the Personal Calling feature may also access the Virtual Advisor service. The Virtual Advisor is an automated voice-activated network service developed by the Company and hosted in our network operations center that allows OnStar subscribers to access email, stock quotes, weather updates, traffic reports and up-to-the-minute news content, including sports, financial, headline, business and world news.

Relationship with OnStar Corporation

     On November 9, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with General Motors Corporation, through its OnStar subsidiary, for total consideration in the amount of $20 million. Approximately $13.8 million of that sum has been allocated to General Motors' purchase of the Company's Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, has been allocated to the development services and license rights provided to OnStar under the Development and License Agreement. Pursuant to this transaction, General Motors Corporation acquired beneficial ownership of more than 10% of the Company's outstanding Common Stock and has the right to elect one director to the Company's board of directors.

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

     Under the Development and License Agreement, the Company also granted OnStar a world-wide, perpetual, non-transferable and irrevocable license to operate the Virtual Advisor for use primarily through equipment installed onboard vehicles. The license was exclusive through January 1, 2002. The Company further agreed to refrain for five years from January 1, 2001, from transferring or sublicensing its rights to those elements of the voice user interface developed by the Company specifically for the OnStar Virtual Advisor to any vehicle manufacturer or supplier for use in services designed primarily for use through equipment installed onboard vehicles.

 Services Agreement with OnStar

     The Development and License Agreement provides that the Company initially will operate the service, which it has done pursuant to a Services Agreement entered into on May 2, 2001, and effective as of January 1, 2001. Under the Services Agreement, the Company is obligated to (i) operate the Virtual Advisor service 24 hours a day, seven days a week, through and including December 31, 2002, (ii) maintain compliance with designated performance levels, and (iii) provide second level support to OnStar. As requested by OnStar, the Company is also to contract with service providers for the delivery of content, such as news and weather, to the Virtual Advisor. In consideration, OnStar is to pay the Company a minimum of $95,000 per month for utilization of the service up to 4 million minutes per month. Utilization of the services in excess of 4 million minutes per month is subject to incremental per minute rate increases. As of March 28, 2002, utilization of the service has not yet exceeded 4 million minutes per month. Should the Company fail to attain the performance levels to which it has committed, other than for reasons beyond its control, it may be obligated to credit OnStar up to approximately $75,000 of the monthly service fee for any month in which such failure occurs, depending upon the extent and duration of any such failure, and further depending upon the Company's average performance for the calendar quarter in which such failure occurs. As of March 28, 2002, the Company has consistently maintained the performance levels to which it committed, and has not been obligated to credit OnStar in any material amount. The Services Agreement is automatically renewable for successive ninety-day periods unless either party gives the other notice of nonrenewal ninety days prior to the expiration of the then-current term.

 Amendments to Development and License Agreement and Services Addendum

     The Development and License Agreement also provides that, following first commercial availability of the OnStar Virtual Advisor service, OnStar may request that the Company develop additional features and functionality for the service, which it has done from time to time, generally pursuant to change order requests. On August 1, 2001, and in order both to ensure OnStar a committed level of resources to support continued development and enhancement of the Virtual Advisor and to allow the Company an opportunity to better predict demands on its resources and related revenues and returns on revenues, OnStar and the Company entered into Amendment Number One to the Development and License Agreement, which provides that the Company will undertake such efforts pursuant only to a Services Addendum that describes the work to be performed, resources to be made available to OnStar by the Company, and the payment terms therefor.

     Under a Services Addendum executed contemporaneously with Amendment Number One, the Company agreed to dedicate a minimum of eighteen people over a period of one year to develop and implement enhancements to the Virtual Advisor service, and to support and maintain the Virtual Advisor software. In consideration, OnStar agreed to pay the Company a minimum of approximately $484,000 for each month during the term of the Services Addendum, which is a 30% discount from our standard rates, subject to reduction only to the extent that the Company is unable to supply the resources committed. The term of the Services Addendum is renewable for subsequent one-year periods upon agreement of the parties. There can be no assurance that the Services Addendum will be renewed or renewed at the current rates or levels.

     On January 10, 2002, OnStar and the Company entered into Amendment Number Two to the Development and License Agreement, which (i) provides the Company a license to the grammars, voice prompts and scripts developed by the Company for the Virtual Advisor service (other than domain-specific grammars, voice prompts and scripts) for use in developing and licensing software products other than custom products; (ii) provides OnStar a license to the application source code for the Virtual Advisor, consisting of recordings, source code and interpreted code for the voice user interface and graphical user interface, as well as source code for the integration layer (but not the middle layer) between OnStar's network and the Virtual Advisor service; and (iii) confirms OnStar's right to use the magicTalk Voice Gateway in connection with the Virtual Advisor service.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1998, the Company entered into an agreement with Brooks Fiber Communications ("BFC") pursuant to which BFC provides telecommunications services to the Company. Under the agreement, the Company paid an $8,000 installation fee and agreed to pay approximately $13,000 per month in usage fees until June 2003. In October 2001, the Company entered into a one-year service agreement with automatic one-year renewals with MCI WorldCom Communications, Inc. ("WorldCom Communications") pursuant to which WorldCom Communications provides Internet telecommunications services to the Company for approximately $13,050 per annum. BFC and WorldCom Communications are wholly-owned subsidiaries of WorldCom, Inc. Philip D. Knell, a director of the Company, is President and General Manager of WorldCom Conferencing.

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

                                      GENERAL MAGIC, INC.

                                      By:        /s/ KATHLEEN M. LAYTON
                                           -------------------------------------
                                                     Kathleen M. Layton
                                           Chief Executive Officer and President

Dated: April 30, 2002

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

                  SIGNATURE                                       TITLE:                          DATE:
                  ---------                                       ------                          -----
By: *          SUSAN G. SWENSON                           Chairman of the Board               April 30, 2002
     ---------------------------------------
              Susan G. Swenson

By:         /s/ KATHLEEN M. LAYTON                Chief Executive Officer and President       April 30, 2002
    ----------------------------------------               (Principal Executive)
             Kathleen M. Layton

By: *          DAVID H. RUSSIAN                          Chief Financial Officer              April 30, 2002
     ---------------------------------------             (Principal Financial and
              David H. Russian                             Accounting Officer)

By: *        ELIZABETH A. FETTER                                 Director                     April 30, 2002
     ---------------------------------------
             Elizabeth A. Fetter

By: *       CHESTER A. HUBER, JR.                                Director                     April 30, 2002
     ---------------------------------------
            Chester A. Huber, Jr.

By: *          PHILIP D. KNELL                                   Director                     April 30, 2002
     ---------------------------------------
               Philip D. Knell

By: *            TOM D. SEIP                                     Director                     April 30, 2002
     ---------------------------------------
                 Tom D. Seip

*By:        /s/ KATHLEEN M. LAYTON                Chief Executive Officer and President       April 30, 2002
     ---------------------------------------               (Principal Executive)
             Kathleen M. Layton
              Attorney-in-Fact

                               GENERAL MAGIC, INC.

                      EXHIBITS TO FORM 10-K/A ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

     EXHIBIT
     NUMBER                     DESCRIPTION
     -------                    -----------
      24.1          Power of Attorney (previously filed)