Form 10-Q
period 2002-03-31
GENERAL MAGIC INC
filed 2002-05-15
CIK 933524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
YES [X]   NO [   ]

     127,324,962 shares of registrant’s common stock, $.001 par value, were outstanding as of April 30, 2002.

GENERAL MAGIC, INC.
FORM 10-Q, MARCH 31, 2002
CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL MAGIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

ASSETS

	MARCH 31,	DECEMBER 31,
	2002	2001

Current assets:
Cash and cash equivalents	$11,052	$8,989
Short-term investments	999	995
Accounts receivable (includes related party receivables of $1,313 and $1,179 at March 31, 2002 and December 31, 2001 respectively)	1,628	1,247
Other current assets	420	561

Total current assets	14,099	11,792

Property and equipment, net	2,812	3,460
Other assets	93	93

Total assets	$17,004	$15,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$931	$987
Accrued expenses	4,288	3,613
Notes Payable — current	750	613
Deferred revenue and other current liabilities	736	862

Total current liabilities	6,705	6,075
Other long-term liabilities	2,952	3,231

Total liabilities	$9,657	$9,306

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value authorized:
424 shares; issued and outstanding: 2002 — 2; 2001 — 2	2	2
Common stock, $0.001 par value; authorized: 200,000 shares; issued and outstanding: 2002 — 127,852; 2001 — 93,388	128	93
Additional paid-in capital	353,698	347,174
Accumulated other comprehensive gain/(loss)	—	1
Accumulated deficit	(345,980)	(340,730)
Less treasury stock, at cost: 2002 — 527; 2001 — 527	(501)	(501)

Total stockholders’ equity	7,347	6,039

Total liabilities and stockholders’ equity	$17,004	$15,345

     The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

GENERAL MAGIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three-Month Periods
	Ended March 31,

	2002	2001

Revenues:
Service revenue — related party	$1,781	$1,145
Service revenue	$244	$55
Licensing revenue	447	16

Total revenue	2,472	1,216

Costs and expenses:
Cost of service revenue — related party	883	524
Cost of service revenue	724	—
Cost of licensing revenue	62	—
Network operations	751	1,460
Research and development	1,778	1,535
Selling, general and administrative	2,656	3,611
Depreciation and amortization	856	1,450

Total costs and expenses	7,710	8,580

Loss from operations	(5,238)	(7,364)
Other income (expense), net	(12)	264

Loss before income taxes	(5,250)	(7,100)
Income taxes	—	1

Net loss	(5,250)	(7,101)

Dividends on preferred stock	—	133

Loss applicable to common stockholders	$(5,250)	$(7,234)

Basic and diluted loss per share	$(0.06)	$(0.11)

Shares used in computing per share amounts	95,015	66,904

     The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

GENERAL MAGIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE-MONTH PERIODS ENDED
	MARCH 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,250)	$(7,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	856	1,450
Loss on disposition of property and equipment	—	4
Compensation expense associated with stock options	—	(1)
Changes in items affecting operations:
Accounts receivable — related party	(134)	584
Accounts receivable	(247)	224
Other current assets	141	191
Accounts payable, accrued expenses and other liabilities	627	(1,768)
Deferred revenue	(126)	(230)

Net cash used in operating activities	(4,133)	(6,647)

Cash flows from investing activities:
Purchases of short-term investments	(4)	(1,568)
Proceeds from sales and maturities of short-term investments	—	3,000
Purchases of property and equipment	(208)	(9)

Net cash (used in) provided by investing activities	(212)	1,423

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,558	4,859
Repayment of Notes	(150)	—
Other long-term liabilities	—	5

Net cash provided by financing activities	6,408	4,864

Net increase (decrease) in cash and cash equivalents	2,063	(360)

Cash and cash equivalents, beginning of period	8,989	12,344

Cash and cash equivalents, end of period	$11,052	$11,984

Supplemental disclosures of cash flow information:
Income taxes paid during the period	$—	$1
Non-cash investing and financing activity:
Accrued preferred stock dividends	$—	$133

     The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

GENERAL MAGIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) considered necessary for the fair presentation of financial condition, results of operations and cash flows of General Magic, Inc. for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, including notes and accounting policies attached thereto, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 1, 2002.

     This report on Form 10-Q includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 2 and elsewhere in this Form 10-Q, that could cause the Company’s annual results and financial position to differ materially from historical results or those anticipated. In this report, words such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” “potential,” “may,” “could,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     Certain of the 2001 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

     The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results expected for the current year or any other period.

     For the three-month period ended March 31, 2002, the cash assets used by the Company averaged $1.5 million per month. The Company currently expects that its cash, cash equivalents and short-term investment balances of $12.1 million as of March 31, 2002, will be sufficient to fund operations into September 2002. The Company also expects its monthly cash requirements will increase slightly during the second quarter of 2002, and that it will require a net amount, based upon this increased cash “burn” rate, of up to $15.0 million to fund operations from April 1 through the balance of the year 2002. (Please note in particular that the preceding two statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.) This raises substantial doubt about the Company’s ability to continue as a going concern. To accomplish its objective of raising additional public or private financing to support continuing operations beyond September 2002, the Company has engaged a number of non-exclusive financial advisors, specifically including Hyperion Partners Corp., to facilitate its capital raising efforts. There can be no assurance that the Company’s efforts to generate or to raise this additional capital will be successful or that if successful, it will be able to raise additional capital on terms favorable to the Company or to its stockholders. If adequate funds are not available to satisfy its short-term or long-term capital requirements, the Company will be required to significantly limit operations, which will have a material adverse effect on its business, financial condition and ongoing operations. In the event the Company raises additional equity financing, further dilution to its stockholders will likely result. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On March 11, 2002, the Company notified holders of its Series H preferred stock that the Company was exercising its right to require the conversion of all of the then outstanding Series H preferred stock into shares of the Company’s common stock on March 25, 2002. On March 25, 2002, all of the then outstanding shares of Series H preferred stock (580 shares) were converted into 1,008,998 shares of common stock.

     On March 27, 2002, the Company concluded a private financing transaction with a group of institutional investors to provide $7.0 million in cash to the Company, less offering expenses, from the sale of 33,333,333 shares of the Company’s common stock pursuant to its “shelf” registration statement (File No. 333-66126) which was declared effective by the Securities and Exchange Commission on November 27, 2001. The common stock was sold for a purchase price per share equal to 80% of the average of the closing bid prices of the Company’s common stock on The Nasdaq National Market during the five trading days prior to March 25, 2002, or $0.21 per share.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

     A summary of property and equipment follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2002	2001

Network operations center	$13,912	$13,936
Office equipment and computers	6,522	6,300
Furniture and fixtures	2,252	2,252
Leasehold improvements	896	1,153

	23,582	23,641
Less accumulated depreciation and amortization	20,770	20,181

	$2,812	$3,460

ACCRUED EXPENSES

     A summary of accrued expenses follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2002	2001

Employee compensation	$2,140	$1,955
Other	2,148	1,658

	$4,288	$3,613

TOTAL OTHER INCOME (EXPENSE), NET

     A summary of other income (expense) follows (in thousands):

	THREE-MONTH PERIOD
	ENDED
	MARCH 31,

	2002	2001

Interest income	$36	$265
Other	(48)	(1)

Total other income (expense), net	$(12)	$264

NEW PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The Company adopted this statement as of January 1, 2002, and its adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

     In July 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses accounting and reporting for the disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted this statement as of January 1, 2002, and its adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

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

	MARCH 31,

	2002	2001

Stock options	9,981	8,407
Warrants for the purchase of common stock	5,637	5,905
Shares of common stock issuable upon conversion of Series D preferred stock	—	1,844
Shares of common stock issuable upon conversion of Series F preferred stock	—	5,184
Shares of common stock issuable upon conversion of Series G preferred stock	8,907	8,907
Shares of common stock issuable upon conversion of Series H preferred stock	—	990

	24,525	31,237

NOTE 4: PREFERRED STOCK

     Preferred stock outstanding as of March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Series G preferred stock	1,500	1,500
Series H preferred stock	—	580

     On March 11, 2002, the Company notified holders of the Company’s Series H preferred stock that it was exercising its right to require the conversion of all of the then outstanding shares of Series H preferred stock into shares of the Company’s common stock on March 25, 2002. On March 25, 2002, all of the then outstanding shares of Series H preferred stock (580 shares) were converted into 1,008,998 shares of common stock.

     As of March 31, 2002, 1,500 shares of Series G preferred stock were outstanding and a total of 11,876,484 shares of common stock were issuable upon the conversion of all outstanding Series G preferred stock and associated warrants, representing 8.5% of the Company’s then outstanding common stock and common stock equivalents on a fully diluted basis.

NOTE 5: SEGMENT REPORTING

     The Company’s operating segments are defined as components of the enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). Financial information for separate components of the Company’s business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company’s condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company operates in a single operating segment, voice application software and services. Total revenue for the three-month period ended March 31, 2002 and 2001 was related to voice application software and services.

NOTE 6: RELATED PARTY

     On November 9, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with General Motors Corporation through its OnStar Corporation subsidiary for total consideration in the amount of $20.0 million. Approximately $13.8 million of that sum has been allocated to purchase of the Company’s Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, has been allocated to development services and license rights provided to OnStar under the Development and License Agreement. The allocation was based on the relative fair values of the preferred stock and the warrants issued in connection with the transaction, and the Development and License Agreement. The fair value of the preferred stock was calculated by reference to the number of common shares into which the preferred stock could be converted. The fair value of the warrants was calculated using an options pricing model with the following variables: term of 3 years; volatility of 104.3%; common stock price of $2.31 per share; a risk-free interest rate of 5.9%; and an exercise price of $1.68 per share. The fair value of the Development and License Agreement was calculated by applying a rate per hour to the number of hours then expected to complete the work as originally specified.

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

     On January 10, 2002, OnStar and the Company entered into Amendment Number Two to the Development and License Agreement, which (i) provides the Company a license to the grammars, voice prompts and scripts developed by the Company for the Virtual Advisor service (other than domain-specific grammars, voice prompts and scripts) for use in developing and licensing software products other than custom products; (ii) provides OnStar a license to the application source code for the Virtual Advisor, consisting of recordings, source code and interpreted code for the voice user interface and graphical user interface, as well as source code for the integration layer (but not the middle layer) between OnStar’s network and the Virtual Advisor service; and (iii) confirms OnStar’s right to use the magicTalk Voice Gateway in connection with the Virtual Advisor service.

     For the three-month periods ended March 31, 2002, and March 31, 2001, OnStar accounted for 72% and 94% of total revenue, respectively. This customer accounted for 81% and 95% of accounts receivable as of March 31, 2002 and December 31, 2001, respectively. General Motors has the right to vote as of March 31, 2002, 6.5% of the voting stock of the Company and to elect one director to the Company’s board of directors.

NOTE 7: SUBSEQUENT EVENT

     On May 6, 2002, General Magic, as the sole owner of the Series A Preferred Stock of Conita Technologies, Inc. (“Conita”), received approximately $331 thousand in exchange for its approval of, and waiver of its right of first refusal in respect to, the purchase of the assets of Conita by Avaya, Inc. This payment represented a partial recovery of the Company’s investment in Conita that was written off in fiscal 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 2 and elsewhere in this report on Form 10-Q, that could cause actual results to differ materially from historical results or those anticipated. In this report, words such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” “potential,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     General Magic, Inc. offers a suite of voice infrastructure software products to Global 2000 companies to enable the rapid creation of personality-rich voice access to new and existing Web-based enterprise applications. This product suite, known as magicTalk®, is comprised of the Voice Gateway and the Enterprise Platform.

     The magicTalk product suite is designed for use in building and deploying voice-enabled enterprise applications in the emerging voice self-service market. The Voice Gateway, first released in May 2001, integrates speech recognition, text-to-speech, media resources and telephony technologies with a VoiceXML interpreter to enable user-friendly telephone access to new and existing enterprise applications and information. The Enterprise Platform, first released in December 2001, is enterprise-class voice infrastructure software that allows Web and Java™ developers to create their own brand of voice-applications that communicate to the end user through the magicTalk Voice Gateway. The Enterprise Platform includes prepackaged application design, system testing, debugging, deployment and management software.

     In addition to its magicTalk product suite, the Company offers supporting services. These include product training, voice user interface design consulting, technical support and hosting. In addition, the Company offers its customers application development services, delivered directly or through professional services and consulting companies with whom it partners.

     The principal target market for the Company’s voice infrastructure software and supporting services is the Global 2000 enterprise. General Magic offers these enterprises the ability to leverage investments in both call center and e-business infrastructure (both intranets and extranets) to expand their business reach by adding the voice channel to new and existing Web services and information. By adding voice access to corporate information for customers, suppliers and employees, enterprises can reduce costs, improve customer retention, improve workforce productivity and increase revenues.

     In 2001 the Company’s primary source of revenue was professional services and hosting revenue from OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation. Going forward, the Company expects to reduce its dependency on OnStar as it seeks new customers for its recently released voice infrastructure software suite of products.

     The Company’s consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that the Company would have a continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. Since its inception, however, the Company has incurred significant losses, including a net loss of $5.3 million for the three-month period ended March 31, 2002. As of March 31, 2002, the Company had an accumulated deficit of $346.0 million. This, combined with its current cash position, raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2002, the Company had cash, cash equivalents and short-term investment balances of $12.1 million. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and there can be no assurance that it will be able to generate sufficient additional revenues or to raise sufficient additional cash to continue operations on an ongoing basis.

     The Company plans to continue to spend significant amounts to develop, enhance and maintain its voice infrastructure software products and services and to expand its marketing and sales efforts. As a result, the Company will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that the Company will be successful in its efforts to reach cash breakeven or profitability. Even if the Company achieves profitability, it may be unable to sustain or increase profitability on a quarterly or annual basis. If the Company fails to achieve and sustain both cash breakeven and profitability, the price of its stock may decline substantially.

RESULTS OF OPERATIONS

     For the three-month period ended March 31, 2002, the Company recorded a net loss applicable to common stockholders of $5.3 million, or $0.06 per share, compared to a net loss of $7.2 million, or $0.11 per share, for the three-month period ended March 31,2001. The net loss per share applicable to common stockholders for the three-month period ended March 31, 2002, included only the net loss for the period compared to the three-month period ended March 31, 2001, which included the net loss for the period and $133 thousand in adjustments to accumulated deficit related to dividends on preferred stock.

TOTAL REVENUE

     Total revenue for the three-month period ended March 31, 2002, was $2.5 million, compared to $1.2 million for the three-month period ended March 31, 2001. The increase in revenues for the three-month period ended March 31, 2002, compared to the same period ended March 31, 2001, was primarily due to an increase in related party service revenue and licensing and service revenue associated with the Company’s suite of voice infrastructure software products and supporting services. Service revenue — related party increased due to revenues resulting from development of new features and functionality for the OnStar Virtual Advisor service together with maintenance, hosting and support of the service. Licensing and Service revenues increased in the first quarter of 2002 as compared to the same period in 2001, as the Company recognized initial revenues from the sale of its magicTalk® product suite and supporting services. Service revenues for the three-month period ended March 31, 2001 included subscription fees for the Portico Service, which was discontinued in October 2001. The Company expects to recognize revenue resulting from the sale of its magicTalk voice infrastructure suite of products and supporting services throughout 2002. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company’s revenues and results of operations will be materially adversely affected.

     For the three-month period ended March 31, 2002, the Company derived approximately 72% of its total revenue from a single customer, OnStar Corporation, a subsidiary of General Motors Corporation. OnStar is not contractually obligated to purchase further development services from us after the expiration of the Services Addendum in August 2002, or to extend the network operations contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its network operations agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. There can be no assurance that we will continue to receive significant revenues from OnStar in the future if we are unable to extend the Services Addendum beyond August 2002, or to extend the network operations contract beyond the end of 2002. As of May 15, 2002, OnStar has yet to extend the Services Addendum. For more information on the risks imposed by the Company’s reliance on a single major customer, please see “Risk Factors — We currently rely on a major customer (a related party) for a substantial portion of our revenues.”

COST OF SERVICE REVENUE — RELATED PARTY

     Cost of service revenue — related party for the three-month period ended March 31, 2002, was $883 thousand compared to $524 thousand for the three-month period ended March 31, 2001. The increase was due to a shift from incurring expenses to develop the OnStar Virtual Advisor that was completed in early January 2001, to expenses associated with the development of new features and functionality for the OnStar Virtual Advisor service together with maintenance, hosting and support of the service.

COST OF SERVICE AND LICENSING REVENUE

     Cost of service and licensing revenue for the three-month period ended March 31, 2002, was $724 thousand and $62 thousand respectively and consists of direct and indirect costs associated with revenues from the Company’s magicTalk voice infrastructure suite of products and supporting services. These costs include professional services to design and develop voice applications, customer training, support and maintenance, and third party license fees and the related support and maintenance. There was no cost of service and licensing revenue for the three-month period ended March 31, 2001 other than those discussed in “Cost of Service Revenue — Related Party” above.

NETWORK OPERATIONS

     Network operations expense for the three-month period ended March 31, 2002, was $751 thousand compared to $1.5 million for the three-month period ended March 31, 2001. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support, access costs associated with the telephony and data network, and royalties paid to software and content providers. The decrease was primarily due to general cost reduction efforts and costs associated with the Company’s Portico service that was discontinued in October 2001.

RESEARCH AND DEVELOPMENT

     Research and development expense for the three-month period ended March 31, 2002, was $1.8 million, compared to $1.5 million for the three-month period ended March 31, 2001. The increase was primarily due to expenses associated with the addition of staff and development efforts for enhancement of the Company’s magicTalk voice infrastructure suite of products.

     The Company expects research and development expenses to increase modestly throughout 2002 as compared to 2001 as it continues to enhance its voice infrastructure software product suite.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the three-month period ended March 31, 2002, was $2.7 million, compared to $3.6 million for the three-month period ended March 31, 2001. The decrease in selling, general and administrative expenses was primarily due to a reduction in general and administrative staff and the elimination of the bonus program for the first quarter of 2002. These reductions were partially offset by increased spending to develop market demand and distribution channels for the Company’s voice infrastructure software and supporting services.

     The Company expects that its selling expense will increase significantly during 2002 as a result of its continued efforts to develop market demand and distribution channels for its voice infrastructure software and supporting services.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the three-month period ended March 31, 2002, was $856 thousand, compared to $1.5 million for the three-month period ended March 31, 2001. The decrease was primarily due to the write-off of goodwill in the third quarter of 2001 associated with the Company’s NeTalk acquisition, a reduction in equipment purchases for its network operations center and the end of depreciable lives for many of the network operations center assets purchased in 1998. There was no significant increase in capital expenditures during the period.

TOTAL OTHER INCOME (EXPENSE), NET

     Total other income (expense), net for the three-month period ended March 31, 2002 was $(12) thousand, compared to $264 thousand for the three-month period ended March 31, 2001. Total other income (expense), net, consisted primarily of interest income and expense. The decrease was primarily due to a reduction in interest income that resulted from the Company’s fluctuating cash, cash equivalent and short-term investment balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 2002, the cash assets used by the Company averaged $1.5 million per month. The Company expects that its monthly cash requirement will increase slightly during the second quarter of 2002, and that it will require a net amount, based upon this increased cash “burn” rate, of up to $15.0 million to fund its operations from April 1 through the balance of the year 2002.

     One of the primary material uncertainties with respect to the Company’s financial condition centers on its need to generate additional revenues or to obtain additional funding to support its continuing operations through December 31, 2002 (see “Risk Factors — We have a history of losses and our ability to continue as a going concern is at risk”). The Company’s principal sources of liquidity are cash, cash equivalents and short-term investment balances that totaled $12.1 million as of March 31, 2002. Based on its average monthly cash “burn” rate of $1.5 million per month for the three-month period ended March 31, 2002, the Company currently expects its cash, cash equivalents and short-term investment balances of $12.1 million will be sufficient to fund its operations into September 2002. (Please note in particular that this is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995.) This raises substantial doubt about the Company’s ability to continue as a going concern. With respect to generating additional revenues, the primary material known uncertainty is whether OnStar will renew the Service Addendum set to expire August 1, 2002, on terms pursuant to which the Company can expect to maintain the same or a substantially similar revenue stream from OnStar as under the current arrangement.

     The Company will be required to generate additional revenue or to raise additional public or private financing to support its continuing operations beyond September 2002. In addition, the Company has engaged a number of non-exclusive financial advisors, specifically including Hyperion Partners Corp., to facilitate its capital raising efforts. There can be no assurance that its efforts to generate or to raise this additional capital will be successful or that if successful, it will be able to raise additional capital on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy the Company’s short-term or long-term capital requirements, it will be required to significantly limit its operations, which will have a material adverse effect on its business, financial condition and ongoing operations. In the event the Company raises additional equity financing, further dilution to its stockholders will likely result. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On November 7, 2001, the Company entered into a non-exclusive financial consulting agreement with Hyperion Partners Corp. (“Hyperion”), pursuant to which Hyperion agreed to assist in the offering of shares of the Company’s common stock to institutional investors who may wish to purchase its common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. Although this engagement expired on May 6, 2002, the Company expects to work with Hyperion to extend or renew the terms of this agreement. As of March 31, 2002, the Company had raised approximately $8.1 million pursuant to this arrangement.

     On November 21, 2001, the Company entered into a non-exclusive financial consulting agreement with Atlas Capital Services, LLC (“Atlas”), pursuant to which Atlas agreed to assist in the offering of shares of the Company’s common stock in private placements of up to $5,000,000 on a “reasonable best efforts” basis to institutional investors who may wish to purchase its common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. This engagement is scheduled to expire on May 21, 2002, unless extended by the parties. As of March 31, 2002, the Company had raised approximately $3.6 million pursuant to this arrangement.

     On February 18, 2002, the Company entered into a non-exclusive financial consulting agreement with Occidental Solutions, Inc. (“Occidental”), pursuant to which Occidental agreed to assist in the offering of shares of the Company’s common stock in private placements of at least $500,000 on a “best efforts” basis to institutional investors who may wish to purchase its common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. As of March 31, 2002, the Company had not raised any capital pursuant to this arrangement.

     Hyperion, Atlas, and Occidental are not committed to purchase any of the Company’s securities, regardless of whether they do or do not successfully identify others that are interested in purchasing or that do in fact purchase the Company’s securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by Hyperion, Atlas or Occidental.

     In consideration of the services to be rendered by such placement agents in connection with these arrangements, the Company has agreed to pay cash fees, payable upon the closing of the sale of any of the Company’s securities arranged by such agents, ranging from 3% to 4% of the amount that the Company procures at such closing. In addition, the Company has agreed, in some cases, to indemnify such agents against certain liabilities that may arise under the Securities Act of 1933, as amended and, in some cases, to provide warrant coverage of up to 3% of the amount of securities offered by the Company in a financing arranged by such placement agents.

     On March 11, 2002, the Company notified holders of its Series H preferred stock that the Company was exercising its right to require the conversion of all of the then outstanding Series H preferred stock into shares of the Company’s common stock on March 25, 2002. On March 25, 2002, all of the then outstanding shares of Series H preferred stock (580 shares) were converted into 1,008,998 shares of common stock.

     On March 27, 2002, the Company concluded a private financing transaction with a group of institutional investors to provide $7.0 million in cash to the Company, less offering expenses, from the sale of 33,333,333 shares of the Company’s common stock pursuant to its “shelf” registration statement (File No. 333-66126) which was declared effective by the Securities and Exchange Commission on November 27, 2001. The common stock was sold for a purchase price per share equal to 80% of the average of the closing bid prices of the Company’s common stock on The Nasdaq National Market during the five trading days prior to March 25, 2002, or $0.21 per share.

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

     Our consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. Since our inception, however, we have incurred significant losses, including a net loss of $5.3 million for the three-month period ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of $346.0 million. As of March 31, 2002, we had cash, cash equivalents and short-term investment balances of $12.1 million. Based on our average monthly cash “burn” rate of $1.5 million per month for the three-month period ended March 31, 2002, we currently expect our cash, cash equivalents and short-term investment balances of $12.1 million will be sufficient to fund our operations into September 2002. (Please note in particular that this is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995.) This raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and there can be no assurance that we will be able to generate sufficient additional revenues or to raise sufficient additional cash to continue our operations on an ongoing basis.

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

     Since our inception, we have generated only minimal revenues and have relied principally on third party financing to fund our operations. Our cash, cash equivalents and short-term investments totaled $12.1 million as of March 31, 2002. Our business model will require us to devote significant amounts of these financial resources to the development, enhancement and maintenance of our magicTalk suite of voice infrastructure software products and related services, to the development of our sales and business development organization and to the operation and maintenance of our network operations center. For example, during the three-month period ended March 31, 2002, our average monthly cash “burn” rate to support the implementation of our business model was approximately $1.5 million per month. Based on this cash “burn” rate, we currently expect our cash, cash equivalents and short-term investment balances of $12.1 million as of March 31, 2002, will be sufficient to fund our operations into September 2002. (Please note in particular that this is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995). We will be required to raise additional public or private financing to support our continuing operations beyond September 2002.

     Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perception of us, our business and the industry in which we operate, and general economic and market conditions. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to us or to our stockholders. If adequate funds are not available to support our short term or long term capital requirements, we would be required to significantly limit our operations, which would have a material adverse effect on our business, financial condition, and results of operation, and jeopardize our ability to continue as a going concern. In the event we raise additional equity financing to support our continuing operations, further dilution to our stockholders will likely result.

     We have engaged a number of non-exclusive financial advisors to facilitate our capital raising efforts. The terms of these engagements are summarized below.

     On November 7, 2001, we entered into a non-exclusive financial consulting agreement with Hyperion Partners Corp. (“Hyperion”), pursuant to which Hyperion agreed to assist us in the offering of shares of our common stock to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. Although this engagement expired on May 6, 2002, we expect to work with Hyperion to extend or renew the terms of this arrangement. As of March 31, 2002, we had raised approximately $8.1 million pursuant to this arrangement.

     On November 21, 2001, we entered into a non-exclusive financial consulting agreement with Atlas Capital Services, LLC (“Atlas”), pursuant to which Atlas agreed to assist us in the offering of shares of our common stock in private placements of up to $5,000,000 on a “reasonable best efforts” basis to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. This engagement is scheduled to expire on May 21, 2002, unless extended by the parties. As of March 31, 2002, we had raised approximately $3.6 million pursuant to this arrangement.

     On February 18, 2002, we entered into a non-exclusive financial consulting agreement with Occidental Solutions, Inc. (“Occidental”), pursuant to which Occidental agreed to assist us in the offering of shares of our common stock in private placements of at least $500,000 on a “best efforts” basis to institutional investors who may wish to purchase our common stock from time to time on specific terms to be negotiated between us and such institutional investors. As of March 31, 2002, we had not raised any capital pursuant to this arrangement.

     Hyperion, Atlas, and Occidental are not committed to purchase any of our securities, regardless of whether they do or do not successfully identify others that are interested in purchasing or that do in fact purchase our securities. We, in turn, are not obligated to sell any of our securities to any prospective purchaser successfully identified by Hyperion, Atlas or Occidental.

     No assurance can be given that additional financing will be available under the agreements with Hyperion, Atlas or Occidental or otherwise, or that, if available, it will be available on terms favorable to us or our stockholders. The unavailability or timing of revenues and financing may impact our ability to generate revenues and may require us to curtail our operations. In addition, if we are not able to generate revenues or obtain funding, we may be unable to meet The Nasdaq Stock Market’s continued listing requirements, and our common stock could be delisted from that market. See “— Our common stock may be delisted from The Nasdaq Stock Market if we are not able to demonstrate compliance with the continued listing requirements for that market.

We currently rely on a major customer (a related party) for a substantial portion of our revenues. As a result, our inability to secure additional significant customers during a given period or the loss of our major customer could cause our quarterly results of operation to suffer significantly.

     In the three-month period ended March 31, 2002, we derived approximately 72% of our total revenues from a single customer, OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation. Any delay in the continuing deployment of the OnStar Virtual Advisor service, developed and deployed by General Magic in our network operations center, or in the expected rate of customer adoption of the service, could result in revenues and operating results for any quarter that are lower than projected. OnStar is not contractually obligated to purchase further development services from us after the expiration of the Services Addendum on August 1, 2002, or to extend the network operations contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its network operations agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. As of May 15, 2002, OnStar has yet to extend the Services Addendum. Our dependence on OnStar makes it difficult to forecast quarterly operating results, which could cause our stock price to be volatile or to decline.

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

     The market for voice infrastructure software products and services is relatively new and still evolving. Currently, there are a limited number of products and services in this industry. The adoption of voice infrastructure software products and services could be hindered by the perceived cost, quality or reliability of this new technology, as well as the reluctance of customers that have invested substantial resources in existing systems, such as touch-tone-based systems, to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we must provide information to prospective customers and partners, including large, established companies, about the uses and benefits of voice-driven applications in general and our products in particular. If any of these efforts fail, or if our voice infrastructure software products and services do not achieve commercial acceptance, our business would be harmed.

     The continued development of the market for our voice infrastructure software products and services will depend upon the:

•	widespread adoption of voice-driven applications by businesses for use in conducting transactions and managing relationships with their vendors, customers, and employees;

•	consumer acceptance of such applications in general, and our offerings, in particular; and

•	continuing improvements in hardware and software technology that may reduce the cost and improve the performance of voice solutions.

We must establish and maintain relationships with customers and partners to generate revenues.

     Our business model for voice infrastructure software products and supporting services depends on generation of revenue from licensing of our magicTalk Voice Gateway and of the magicTalk Enterprise Platform suite of voice infrastructure software products and supporting services. Our success in generating these revenues depends on our ability to establish and maintain relationships with our existing customers, such as OnStar Corporation, and with other organizations that engage in high-volume customer, vendor and employee interactions, such as companies with customer relationship management, supply chain management, sales force automation and enterprise resource planning applications, and with partners that currently provide technology solutions to these businesses. Competition for relationships with companies such as these is extremely intense.

Our common stock may be delisted from The Nasdaq Stock Market if we are not able to demonstrate compliance with the continued listing requirements for that market.

     Our common stock is currently listed on The Nasdaq Stock Market under the symbol “GMGC.” However, there is a significant risk that we may be delisted from The Nasdaq Stock Market.

     On February 14, 2002, we received notice from Nasdaq that our stock had traded below the $1.00 minimum per share price required for continued listing on The Nasdaq National Market for thirty (30) consecutive trading days. Accordingly, we were provided until May 15, 2002 to regain compliance with that requirement. In order to do so the closing bid price of our stock must have been at or above $1.00 per share for a minimum of ten (10) consecutive trading days at any time prior to May 15, 2002, or the stock would be delisted from The Nasdaq National Market, subject to an elective appeals process. On April 30, 2002, we filed an application requesting that the listing of our securities be transferred to The Nasdaq SmallCap Market. On May 9, 2002, we were informed that the transfer of our securities to the Nasdaq SmallCap Market had been approved, effective as of May 13, 2002. As a result, we will be granted an additional grace period through August 13, 2002 in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq SmallCap Market. We may then be eligible for an additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq SmallCap Market, provided we meet the “core” initial listing requirements for The Nasdaq SmallCap Market at that time. The “core” initial listing requirements for The SmallCap Market include stockholders equity of $5 million, or market capitalization of $50 million, or net income of $750,000.

     The delisting of our common stock from The Nasdaq Stock Market may result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations.

     The Company is currently considering all of the options available to it to assist us in our efforts to maintain our listing on The Nasdaq Stock Market and to assist us in our capital raising efforts including, without limitation, effecting a reverse stock split. While we believe that our common stock would trade at higher prices after the consummation of a reverse stock split, there can be no assurance that an increase in trading price will occur, or, if it does occur, that it will equal or exceed the price proportionate to the market price of the common stock prior to the reverse stock split. In some cases, the total market capitalization of a company following a reverse stock split is lower than the total market capitalization before the reverse stock split. In addition, the reduced number of shares that will be available to trade would cause the trading market of the common stock to become less liquid, which could have an adverse effect on the price of our common stock. We also could not offer any assurance that our common stock will continue to meet The Nasdaq Stock Market continued listing requirements following a reverse stock split.

If our securities were delisted from The Nasdaq Stock Market, they may be treated as “Penny Stocks,” which would further reduce the liquidity in our common stock and make it more difficult for investors to sell their shares.

     If our common stock were delisted from The Nasdaq Stock Market, it could become subject to the SEC’s “Penny Stock” rules. “Penny stocks” generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

Conversion of our Series G preferred stock and the sale of the resulting conversion shares would dilute current stockholders and could result in a decrease in our stock price.

     As of March 31, 2002, our outstanding Series G preferred stock (the last remaining outstanding series of our preferred stock as of that date) was convertible into approximately 8,907,363 shares of our common stock. The holders of our Series G preferred stock have the right to convert their preferred shares into shares of our common stock at any time. The holders of our common stock would experience substantial dilution to their investment upon conversion of the Series G preferred shares. In addition, the influx of the shares of common stock issuable upon conversion of the preferred shares into the market could serve to substantially drive down our stock price. For example, on March 25, 2002, the holders of all of our then outstanding shares of Series H preferred stock converted all of their shares of Series H preferred stock into 1,008,998 shares of our common stock, which represented approximately 1.1% of our outstanding common stock. On that day, the closing bid price of our common stock on The Nasdaq National Market was 3.9% lower than the preceding day’s closing price for our common stock.

     A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq Stock Market. See “— Our common stock may be delisted from The Nasdaq Stock Market if we are not able to demonstrate compliance with the continued listing requirements for that market.”

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

Conversion of our preferred stock and the sale of the resulting common stock could encourage others to “short” our common stock, which could result in a further decrease in the price of our common stock.

     The significant downward pressure on the price of our common stock that might occur if our preferred stockholder exercised its warrants, converted its preferred shares, and sold material amounts of common stock could encourage short sales by others. An increase in the aggregate short position on our common stock could result in further downward pressure on the price of our common stock.

Any future sales of our common stock, including through our arrangements with Hyperion, Atlas, Occidental, or otherwise could result in dilution to our common stockholders and result in a decrease in our stock price.

     We may seek to raise additional capital through the sale of our common stock pursuant to our non-exclusive agreements with Hyperion, Atlas, and Occidental, through which such financial advisors each agreed to assist us in offering shares of our common stock to certain institutional investors to be identified by such financial advisors. We may also seek to raise additional capital otherwise than through our arrangements with these financial advisors. The holders of our common stock could experience substantial dilution when we raise additional capital pursuant to these arrangements or otherwise. In addition, as we raise additional capital through the sale of our common stock, the price of our common stock in the market could decrease, especially if we place these additional shares at a discount to market, as we have in the past. A decrease in the price of our common stock could cause our common stock to be delisted from The Nasdaq Stock Market. See “— Our common stock may be delisted from The Nasdaq Stock Market if we are not able to demonstrate compliance with the continued listing requirements for that market.”

Leverage may impair our financial condition.

     In connection with the conversion of our Series D and Series F preferred stock, effective October 15, 2001, we issued 5% Secured Notes Due April 15, 2003 in the aggregate original principal amount of $1,250,000 (the “Notes”) to certain holders of our Series D and Series F preferred stock as an inducement to convert their preferred stock. Such Series D and Series F holders also exchanged 481,024 shares of common stock and all warrants to purchase shares of our common stock held by such investors that were issued in connection with the issuance of our Series B Convertible Preferred Stock, Series D Convertible Preferred Stock and Series H Convertible Preferred Stock (representing 1,013,776 shares). The Notes are secured by all of the assets of General Magic.

     The amount of our debt and long-term liabilities is significant in comparison to our total assets. As of March 31, 2002, our total debt (reflected by the Notes) is $1.1 million. In addition to the debt represented by the Notes, we are also liable for repayment of prepaid royalties of $2 million, together with interest, on or before December 31, 2003 to OKI Electric Industry Co., Ltd. under a 1994 license of our Magic Cap technology. Our debt and long-term liabilities could have important consequences to our equity holders, including:

•	limiting our ability to obtain future financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; and

•	requiring a portion of our cash flow from operations or sale of assets for the payment of interest and principal on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements.

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

If we default on the Notes, then the Collateral Agent for the Note holders is afforded certain rights and remedies with respect to our assets that might materially and adversely affect our ability to operate our business.

     If we default on the Notes, then the Collateral Agent for the Note holders has numerous rights and remedies that may materially adversely affect our ability to conduct our business on an ongoing basis including, without limitation, the following:

•	declaring the entire indebtedness due and payable under the Notes without notice to us;

•	assembling and selling the collateral, as though it were its own;

•	foreclosing on the collateral;

•	transferring title to the collateral;

•	collecting revenues from the collateral (such as our accounts receivable);

•	endorsing negotiable instruments relating to the collateral;

•	to the extent permitted by applicable law, having a receiver appointed; and

•	all other rights and remedies that are available to secured creditors under the provisions of the New York Uniform Commercial Code, as amended from time to time.

     In addition, the holders of the Notes have priority over our equity holders in the event of a liquidation of General Magic.

Our voice infrastructure software products and services can have long sales and implementation cycles and each sale could be significant to the quarter in which it occurs. As a result, our quarterly operating results and our stock price may fluctuate.

     Purchase of our voice infrastructure software products and services requires the customer to adopt emerging voice applications technology. Accordingly, the decision to purchase our products and services typically requires significant pre-purchase evaluation, and many customers may attempt to adopt our products and services on a “pilot” or test basis to assist in this evaluation. We may spend many months providing information to prospective customers regarding the use and benefits of our voice infrastructure software products and services. During this evaluation period, we may expend substantial sales, marketing and management resources.

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

     Unfavorable economic conditions may cause businesses to reduce capital expenditures on adoption of new technologies, including voice-driven applications. If the economic conditions in the United States do not rebound or if a wider or global economic slowdown occurs, our results of operations and financial condition may be adversely affected.

We expect our quarterly revenues and operating results to fluctuate. If our quarterly operating results fail to meet the expectations of financial analysts and investors, the trading price of our common stock may decline.

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	variation in capital spending budgets of our prospective customers, particularly in response to the current economic downturn;

•	the timing of sales of our products and services, particularly in light of the long sales cycles associated with the adoption of emerging voice application technologies;

•	delays in recognition of software license revenue in accordance with applicable accounting principles where we are providing any significant development assistance;

•	the timing of product implementations, particularly the implementation of large projects, such as the OnStar Virtual Advisor, with respect to which we may not be able to recognize software revenue until after system acceptance or deployment;

•	the mix of product license and services revenue;

•	our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our magicTalk Enterprise Platform suite of voice infrastructure software products, that respond to evolving customer requirements in a timely manner; and

•	increased sales and product development expenses associated with our efforts to increase sales and to bring the magicTalk Enterprise Platform software suite to market.

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

     The market for voice infrastructure software products and services is intensely competitive. A number of companies have developed, or are expected to develop, voice application technologies, products or services that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premises equipment-based voice-activated solutions, such as Avaya Inc., Comverse Technology, Inc., Edify Corporation, International Business Machines Corporation, Nortel Networks Corp. and Syntellect Inc.; speech recognition vendors, such as Nuance Communications Inc. and SpeechWorks International, Inc., to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetByTel.com, Inc.; companies that offer voice platform technologies, such as Motorola, Inc., Nuance Communications Inc., Telera Inc. and VoiceGenie Technologies, Inc.; and companies in the voice portal category, such as BeVocal, Inc., HeyAnita Inc., and Tellme Networks Inc. Software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P., may extend their offerings to provide the capabilities of the magicTalk Enterprise Platform voice infrastructure software product suite. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

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

The failure or unavailability of third-party technologies and related services could limit our ability to generate revenues.

     We have incorporated technology developed by third parties in certain of the products and services offered to our customers, including the following:

•	personalization software;

•	email servers;

•	voice recognition software;

•	text-to-speech software; and

•	network operations center servers, routers and other equipment.

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

We rely on third party services to conduct our network operations center, and California’s energy crisis could disrupt our business operations and increase our expenses.

     We rely and will continue to rely on services supplied by third parties, such as telecommunications, Internet access and power, for services hosted in our network operations center. If these third-party services fail to meet industry standards for quality and reliability, market acceptance of, and our ability to generate revenue from, our services could be adversely affected.

     California continues to experience an energy crisis that in the future could disrupt our business operations, in particular the services provided by our network operations center, and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has, on some occasions implemented, and might in the future implement rolling blackouts throughout California. We currently have a backup generator to maintain power to our network operations center, and maintain sufficient fuel on-site to run the generator for a number of hours, with arrangements from a supplier to provide additional fuel as needed. We have no other alternate source of power, and our current insurance may not provide adequate coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt power supply to our network operations center, and our backup generator fails to operate properly, or we are unable to contract for needed fuel, it could lead to interruptions in the services hosted in our network operations center and could substantially impair our ability to operate our business. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

     We hold seventeen patents issued by the United States Patent and Trademark Office (“PTO”) and certain counterpart patents in foreign jurisdictions. We have fifteen patent applications pending before the PTO, as well as selected counterpart patent applications pending in foreign jurisdictions. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products or services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we expect to license our products internationally, and the laws of some foreign countries would not protect our proprietary rights to the same extent as do the laws of the United States.

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

     Complex software products such as ours may contain errors, defects and bugs. With the planned release of any product, we may discover these errors, defects and bugs, and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors or bugs may be technologically unfeasible. Delivery of products with undetected production defects or reliability, quality or compatibility problems could damage our reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers. We could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against us. Although our contracts typically contain provisions designed to limit our exposure to liability claims, a claim brought against us, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of the limitation of liability, disclaimer of warranty or other protective provisions contained in our contracts.

A claim for damages could materially and adversely affect our financial condition and results of operation.

     We may be subject to claims for damages related to system errors and other defects in the services we host for our customers. Agreements with end users of these services typically contain provisions designed to limit exposure to potential product liability claims. However, these provisions may not be sufficient to protect us from liability. Moreover, a claim brought against us, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. We currently have liability insurance to protect against certain risks associated with system errors and other defects in our services. However, we cannot guarantee that such insurance will be sufficient.

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

     The market price of our common stock has been extremely volatile. From January 1, 2000 to May 9, 2002, the closing price of our common stock has varied significantly from a high of $17.31 to a low of $0.16 per share. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our products or services, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them. In addition, a decrease in the stock price of our common stock could cause our common stock to be delisted from The Nasdaq Stock Market.

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

     Delaware law and provisions of our charter documents may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, General Magic. We are subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay a merger, tender offer or proxy contest or make such a transaction more difficult. In addition, provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or in management, or may limit the price that certain investors may be willing to pay in the future for shares of our common stock. These provisions include:

•	authority to issue “blank check” preferred stock, which is preferred stock that can be issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

•	prohibition on stockholder action by written consent;

•	requirement that a two-thirds vote of the stockholders is required to amend the bylaws; and

•	advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the Company’s investment portfolio or related income would not be significantly impaired by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of its investment portfolio.

Part II: Other Information

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     The following exhibits have been filed with this report

EXHIBIT
NUMBER	DESCRIPTION

4.1	Form of Subscription Agreement between the Company and certain private investors is incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on March 27, 2002 (File Number 000-25374)
10.1	Amendment Number Two to Development and License Agreement By and Between the Company and General Motors Corporation dated January 10, 2002
10.2	Triple Net Lease between Tarigo-Paul Partnership and the Company dated January 3, 2002
10.3	Letter Amendment dated February 4, 2002 to Sublease Agreement dated July 1, 1994 between ARGOSystems, Inc. and the Company
10.4 (1)	Joint Development and Co-Marketing Agreement dated March 28, 2002 between InterVoice-Brite, Inc. and the Company
10.5 (1)	General Magic, Inc. OEM Agreement dated March 28, 2002 between InterVoice-Brite, Inc. and the Company
10.6	Warrant to purchase 750,000 shares of Common Stock of the Company dated March 28, 2002 issued to InterVoice-Brite, Inc.
10.7 (1)	InterVoice-Brite, Inc. OEM Agreement dated March 28, 2002 between InterVoice-Brite, Inc. and the Company

(1)	Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on May 15, 2002.

          (b)     The following reports on Form 8-K were filed during this quarter:

(i)	A report on Form 8-K was filed on February 4, 2002 to report under Item 5, Other Events, the Company’s operating results for the fourth quarter and the year ended December 31, 2002 and that it has entered into an MOU with InterVoice-Brite, Inc.
(ii)	A report on Form 8-K was filed on March 7, 2002 to announce the Company’s intention to adjourn the March 12, 2002 adjournment of its Special Meeting of Stockholders to March 22, 2002.
(iii)	A report on Form 8-K was filed on March 20, 2002 to announce that the Company had entered into a license and services Agreement with General Electric Company.
(iv)	A report on Form 8-K was filed on March 25, 2002 to announce the results of the Company’s Special Meeting of Stockholders March 22, 2002, and to announce the mandatory conversion of its Series H Convertible Preferred Stock into Common Stock on March 25, 2002.
(v)	A report on Form 8-K was filed on March 27, 2002 to announce an agreement between the Company and Citibank, N.A., under which the Company agreed to develop and deploy a pilot voice application for Citibank, N.A.
(vi)	A report on Form 8-K was filed on March 27, 2002 to announce that the Company had concluded a $7 million financing pursuant to which the Company issued 33,333,333 shares of the Common Stock to private investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2002		/s/ KATHLEEN M. LAYTON
	Name: Title:	Kathleen M. Layton President and Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2002		/s/ DAVID H. RUSSIAN
	Name: Title:	David H. Russian Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

4.1	Form of Subscription Agreement between the Company and certain private investors is incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on March 27, 2002 (File Number 000-25374)
10.1	Amendment Number Two to Development and License Agreement By and Between the Company and General Motors Corporation dated January 10, 2002
10.2	Triple Net Lease between Tarigo-Paul Partnership and the Company dated January 3, 2002
10.3	Letter Amendment dated February 4, 2002 to Sublease Agreement dated July 1, 1994 between ARGOSystems, Inc. and the Company
10.4 (1)	Joint Development and Co-Marketing Agreement dated March 28, 2002 between InterVoice-Brite, Inc. and the Company
10.5 (1)	General Magic, Inc. OEM Agreement dated March 28, 2002 between InterVoice-Brite, Inc. and the Company
10.6	Warrant to purchase 750,000 shares of Common Stock of the Company dated March 28, 2002 issued to InterVoice-Brite, Inc.
10.7 (1)	InterVoice-Brite, Inc. OEM Agreement dated March 28, 2002 between InterVoice-Brite, Inc. and the Company

(1)	Certain portions of this document are subject to an Application for Confidential Treatment filed with the Commission on May 15, 2002.