Form 10-Q
period 2002-06-30
GENERAL MAGIC INC
filed 2002-08-14
CIK 933524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     9,094,212 shares of registrant’s common stock, $.001 par value, were outstanding as of July 31, 2002.

GENERAL MAGIC, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PRELIMINARY STATEMENT

      Since the date of our Annual Report on Form 10K, filed April 1, 2002, we have stated that our cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only into September 2002, although there can be no assurance in this regard. In order to continue operations beyond that date and through December 31, 2002, we would require an additional capital infusion of at least $2 million. There is a significant and substantial risk that sufficient additional capital will not be available to us.

     We have engaged HPC Capital Management (formerly known as Hyperion Partners Corp.), and Halpern Capital, Inc. as placement agents to assist us in an effort to raise sufficient additional capital to fund our continuing operations through offering our equity or debt securities to institutional investors in one or more private placements. Pursuant to our arrangement with HPC, we have signed a non-binding term sheet with an institutional investor that has agreed to provide us with $5,000,000 in exchange for preferred stock and warrants provided we are able to identify additional investors that will invest another $5,000,000 in a $10 million round. (For an explanation of the terms of this offering, see Note 8: Subsequent Events in the accompanying notes to the condensed consolidated financial statements). Potential investors in our securities should consider the risk that, even if we are successful in completing a placement of our securities as described above, further dilution to the Company's stockholders will result, which, together with any preferential rights granted to any new investors in the Company’s securities, may cause the Company’s common stock to have little or no value.

     In addition, we have engaged Houlihan Lokey Howard & Zukin as our financial advisor to explore strategic alternatives for the Company, which might include a merger, sale of assets, or other comparable transaction. In the event we are unsuccessful in completing one of these strategic alternatives and are unable to raise adequate capital, we will be required to cease operations. In that case, our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock would nonetheless have little or no value. (See Risk Factors—Our Preferred Stockholders are entitled to receive the first $15 million obtained by us in certain mergers and asset sales.)

     We no longer meet the $2.5 million stockholders’ equity requirement for the continued listing of our common stock on The Nasdaq SmallCap Market. Nasdaq does not provide a cure period for this deficiency. Hence, we expect that our common stock will be delisted from that market in the near future, subject to an elective appeals process. In that event, trading in shares of our common stock would decrease substantially or cease altogether, and the market price of our common stock would decline further. The delisting of our common stock may significantly and substantially hinder our capital raising efforts.

GENERAL MAGIC, INC.
FORM 10-Q, JUNE 30, 2002
CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL MAGIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

ASSETS

	JUNE 30,	DECEMBER 31,
	2002	2001

Current assets:
Cash and cash equivalents	$6,541	$8,989
Short-term investments	—	995
Accounts receivable (includes related party receivables of $1,290 and $1,179 at June 30, 2002 and December 31, 2001 respectively)	1,433	1,247
Inventory	225	—
Other current assets	914	561

Total current assets	9,113	11,792

Property and equipment, net	2,190	3,460
Other assets	86	93

Total assets	$11,389	$15,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016	$987
Accrued expenses	4,295	3,613
Notes Payable — current	950	613
Deferred revenue and other current liabilities	643	862

Total current liabilities	6,904	6,075
Other long-term liabilities	2,623	3,231

Total liabilities	$9,527	$9,306

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value authorized:
106 shares; issued and outstanding: 2002 — 0.1; 2001 — 0.1	2	2
Common stock, $0.001 par value; authorized: 50,000 shares; issued and outstanding: 2002 — 9,132; 2001 — 6,671	128	93
Additional paid-in capital	353,698	347,174
Accumulated other comprehensive gain/(loss)	—	1
Accumulated deficit	(351,465)	(340,730)
Less treasury stock, at cost: 2002 — 38; 2001 — 38	(501)	(501)

Total stockholders’ equity	1,862	6,039

Total liabilities and stockholders’ equity	$11,389	$15,345

The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

GENERAL MAGIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues:
Service revenue — related party	$1,784	$853	$3,565	$1,998
Service revenue	211	114	455	169
Licensing revenue	100	15	547	31

Total revenue	2,095	982	4,567	2,198
Costs and expenses:
Cost of service revenue — related party	895	412	1,778	936
Cost of service revenue	538	—	1,262	—
Cost of licensing revenue	—	—	62	—
Network operations	589	1,412	1,340	2,872
Research and development	1,721	1,748	3,499	3,283
Selling, general and administrative	2,917	3,971	5,573	7,582
Restructuring Charge	513	—	513	—
Depreciation and amortization	737	1,375	1,593	2,825

Total costs and expenses	7,910	8,918	15,620	17,498

Loss from operations	(5,815)	(7,936)	(11,053)	(15,300)
Other income (expense), net	331	228	318	492

Loss before income taxes	(5,484)	(7,708)	(10,735)	(14,808)
Income taxes	—	—	—	1

Net loss	$(5,484)	$(7,708)	$(10,735)	$(14,809)

Dividends on preferred stock	—	(82)	—	(215)

Loss applicable to common stockholders	$(5,484)	$(7,790)	$(10,735)	$(15,024)

Basic and diluted loss per share (pre-split)	$(0.04)	$(0.11)	$(0.10)	$(0.22)

Basic and diluted loss per share (post-split)	$(0.60)	$(1.57)	$(1.35)	$(3.09)

Shares used in computing per share amounts (pre-split)	127,852	69,270	111,525	68,093

Shares used in computing per share amounts (post-split)	9,132	4,947	7,966	4,864

The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

GENERAL MAGIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX-MONTH PERIODS ENDED
	JUNE 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,735)	$(14,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,593	2,825
Loss on disposition of property and equipment	6	15
Compensation expense associated with stock options	—	(1)
Changes in items affecting operations:
Accounts receivable — related party	(111)	1,126
Accounts receivable	(75)	112
Other current assets	(571)	391
Accounts payable, accrued expenses and other liabilities	740	(927)
Deferred revenue	(219)	(122)

Net cash used in operating activities	(9,372)	(11,391)

Cash flows from investing activities:
Purchases of short-term investments	(5)	(6,396)
Proceeds from sales and maturities of short-term investments	1,000	8,300
Purchases of property and equipment	(329)	(70)

Net cash provided by investing activities	666	1,834

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,558	8,062
Repayment of Notes	(300)	—
Other long-term liabilities	—	3

Net cash provided by financing activities	6,258	8,065

Net increase (decrease) in cash and cash equivalents	(2,448)	(1,492)

Cash and cash equivalents, beginning of period	8,989	12,344

Cash and cash equivalents, end of period	$6,541	$10,852

Supplemental disclosures of cash flow information:
Income taxes paid during the period	$—	$1
Non-cash investing and financing activity:
Accrued preferred stock dividends	$—	$215
Conversion of Series D preferred stock into common stock	$—	$111

The Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these financial statements.

GENERAL MAGIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) considered necessary for the fair presentation of the financial condition, results of operations and cash flows of General Magic, Inc. for the periods presented. These financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, including notes and accounting policies attached thereto, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 1, 2002.

     This report on Form 10-Q includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 2 and elsewhere in this Form 10-Q, that could cause the Company’s actual results and financial position to differ materially from historical results or those anticipated. In this report, words such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” “potential,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     Certain of the 2001 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

     The results of operations for the three and six-month periods ended June 30, 2002, are not necessarily indicative of the results expected for the current year or any other period.

     For the three-month period ended June 30, 2002, the cash assets used by the Company averaged $1.8 million per month. The Company currently expects that its cash, cash equivalents and short-term investment balances of $6.5 million as of June 30, 2002, will be sufficient to fund operations only into September 2002, although there can be no assurance in this regard. If the Company is successful in raising sufficient additional capital to continue its ongoing operations, then the Company expects its monthly cash requirements will decrease moderately during the third quarter of 2002 to approximately $1.3 to $1.4 million. Accordingly, in order to continue operations through December 31, 2002, the Company would require a capital infusion of at least $2 million. This raises substantial doubt about the Company’s ability to continue as a going concern.

     To facilitate its capital raising efforts, the Company has engaged HPC Capital Management (formerly known as Hyperion Partners Corp.) and Halpern Capital, Inc. on a non-exclusive basis. There can be no assurance that the Company’s efforts to raise additional capital will be successful or that if successful, it will be able to raise additional capital to support the Company’s operations through cash breakeven and profitability. If adequate funds are not available to satisfy its short-term or long-term capital requirements, and if the Company fails to consummate an alternate strategic transaction, such as a merger, sale of assets or other comparable transaction, the Company will be required to cease operations. In the event the Company raises additional equity financing, further dilution to its stockholders will result which, when considered together with any preferential rights granted to any new investor in the Company’s securities, may cause the Company’s common stock to have little or no value. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On March 27, 2002, the Company concluded a private financing transaction with a group of institutional investors to provide $7.0 million in cash to the Company, less offering expenses, from the sale of 2,380,952 shares (post-split) of the Company’s common stock pursuant to its “shelf” registration statement (File No. 333-66126) which was declared effective by the Securities and Exchange Commission on November 27, 2001. The common stock was sold for a purchase price per share equal to 80% of the average of the closing bid prices of the Company’s common stock on The Nasdaq National Market during the five trading days prior to March 25, 2002, or $2.94 per share (post-split).

     On July 15, 2002, the Company filed an amendment to its Certificate of Incorporation, effecting a one-for-fourteen reverse split of both its outstanding common and preferred stock. The Company’s Common Stock began trading under the split adjustment at the opening of the Nasdaq Stock Market on July 16, 2002. The amendment to the Company’s Certificate of Incorporation also reduces the number of authorized shares of the Company’s common stock from 200,000,000 to 50,000,000 and reduces the number of authorized shares of the Company’s preferred stock from 427,101 to 106,775. All share and per share amounts in these condensed consolidated financial statements and notes thereto reflect the reverse stock split for all periods presented.

NOTE 2: CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

     A summary of property and equipment follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2002	2001

Network operations center	$13,907	$13,936
Office equipment and computers	6,068	6,300
Furniture and fixtures	2,252	2,252
Leasehold improvements	883	1,153

	23,110	23,641
Less accumulated depreciation and amortization	20,920	20,181

	$2,190	$3,460

ACCRUED EXPENSES

     A summary of accrued expenses follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2002	2001

Employee compensation	$1,945	$1,955
Restructuring Charge	513	—
Other	1,837	1,658

	$4,295	$3,613

TOTAL OTHER INCOME (EXPENSE), NET

     A summary of other income (expense) follows (in thousands):

	THREE-MONTH PERIOD ENDED		SIX-MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Interest income	$39	$183	$75	$447
Partial recovery of Conita investment	331	—	331	—
Other	(39)	45	(88)	45

Total other income (expense), net	$331	$228	$318	$492

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

NEW PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The Company adopted this statement as of January 1, 2002, and its adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses accounting and reporting for the disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted this statement as of January 1, 2002, and its adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB no. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS 145 beginning in its fiscal year 2003. Adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3: NET LOSS PER SHARE (in thousands)

     Basic and diluted loss per share are computed by dividing loss applicable to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Since the Company has had net losses for all periods presented, basic and diluted loss per share are equal. The computation of diluted loss per share does not include common stock issuable upon the exercise of outstanding options or warrants or upon the conversion of outstanding preferred stock in periods where a net loss is incurred as the impact would be antidilutive for such periods. Stock options and warrants outstanding and preferred stock convertible to common stock are as follows:

	JUNE 30,

	2002	2001

Stock options	978	752
Warrants for the purchase of common stock	402	412
Shares of common stock issuable upon conversion of Series D preferred stock	—	126
Shares of common stock issuable upon conversion of Series F preferred stock	—	418
Shares of common stock issuable upon conversion of Series G preferred stock	636	636
Shares of common stock issuable upon conversion of Series H preferred stock	—	71

	2,016	2,415

NOTE 4: PREFERRED STOCK

     Preferred stock outstanding as of June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Series G preferred stock	107	107
Series H preferred stock	—	41

     On March 11, 2002, the Company notified holders of the Company’s Series H preferred stock that it was exercising its right to require the conversion of all of the then outstanding shares of Series H preferred stock into shares of the Company’s common stock. On March 25, 2002, all of the then outstanding shares of Series H preferred stock (41 shares) were converted into 72,071 shares of the Company’s common stock. Currently there are no shares of Series H preferred stock outstanding.

     As of June 30, 2002, 107 shares of Series G preferred stock (the “Series G Stock”) were outstanding and a total of 848,320 shares of common stock were issuable upon the conversion of all outstanding Series G preferred stock and associated warrants, representing 8.5% of the Company’s then outstanding common stock and common stock equivalents on a fully diluted basis.

SUMMARY TERMS OF THE SERIES G STOCK

     The Series G Stock and Warrant were issued in connection with a privately placed equity financing to General Motors, pursuant to the Series G Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”).

     Dividends. The holders of Series G Stock are entitled to receive, when, if and as declared by the Board of Directors, noncumulative cash dividends at the rate of 7% of $140,000 per annum on each outstanding share of Series G Stock (as adjusted for any stock dividends, combination, splits, recapitalizations and the like with respect to such shares). As of June 30, 2002, no such dividends had been declared by the Board.

     Conversion Rights. Each share of Series G Stock is convertible, at the option of a holder thereof, into that number of shares of the Company’s common stock obtained by dividing $140,000 by the then applicable Series G Preferred conversion price (currently $23.576). The conversion price is subject to further adjustment in the event of stock dividends, combinations, splits, reclassifications, exchanges, recapitalizations, capital reorganizations, and the like with respect to such shares. In addition, upon the consent of the holders of at least fifty percent of the Series G Stock then outstanding, all outstanding shares of the Series G Stock will be converted into shares of common stock automatically and without any further action by the holders of such shares.

     Liquidation Rights. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock (the “Series G Certificate of Designations”) entitles the holders of Series G Stock to be paid out of the assets of the Company an amount per share of Series G Stock equal to $140,000 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus any declared and unpaid dividends, for each share of Series G Preferred held by them in preference to the holders of the Company’s common stock.

     The following events are considered a liquidation of the Company:

•	any consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization, own less than a majority of the Company’s voting power immediately after such consolidation, merger or reorganization; or

•	a sale of all or substantially all of the assets of the Company.

     Voting Rights. The holders of Series G Stock are entitled to vote together with the common stock as though part of that class and are entitled to vote on all matters the number of votes equal to the largest number of whole shares of common stock into which the holder’s shares of Series G Stock may be converted. The holders of Series G Stock are entitled to vote as a separate class (i) on any matter as to which such class would be entitled to vote under applicable law, (ii) on any matter proposing to change any provision of the Series G Certificate of Designations or the Company’s Certificate of Incorporation if such action would adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the holders of the Series G Stock, unless all series of preferred stock are so altered or changed and (iii) on any matter to increase or decrease the number of authorized shares of Series G Stock.

     Right to Elect Board Member. The holders of Series G Stock, voting as a separate class, have the right to elect one member of the Company’s Board of Directors. This right expires on the earlier of (i) the date upon which less than 42 shares (as adjusted for stock splits, recombinations, reclassifications and the like) of Series G Stock are outstanding, (ii) the date upon which General Motors and its Affiliates own less than a majority of the outstanding shares of Series G Stock (as adjusted for stock splits, recombinations, reclassifications and the like), and (iii) the date of consummation of an Acquisition or Asset Transfer, as those terms are defined in Section 3(b) of the Certificate of Designations.

     Warrants. The associated Warrant (“Warrant”) is exercisable for 35 shares of Series G Stock at a current exercise price of $140,000 per share, has a term of three (3) years, and may be exercised for cash or on a cashless basis based on the net appreciated value of the underlying shares of common stock. The Warrant provides for anti-dilution protection related to certain issuances of stock dividends by the Company or for certain subdivisions or combinations of the common stock of the Company.

NOTE 5: SEGMENT REPORTING

     The Company’s operating segments are defined as components of the enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). Financial information for separate components of the Company’s business is not available to the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company’s condensed consolidated financial information, which is available to the CEO in substantially the form presented in the accompanying condensed consolidated statements of operations. The Company operates in a single operating segment, voice application software and services. Total revenue for the six-month periods ended June 30, 2002 and 2001 was related to voice application software and services.

NOTE 6: RESTRUCTURING CHARGES

     During the second quarter of 2002, the Company initiated a restructuring program to lower its costs and to promote the focus of the Company’s sales effort on its partnering strategy, which has resulted through the date hereof in the elimination of 26 positions held by General Magic employees and individual contractors, including, as a direct result of the reduced level of effort under the OnStar Services Addendum effective August 1, 2002, 10 positions held by employees and contractors exclusively dedicated to OnStar development. (See Note 8: Subsequent Events, below) The restructuring included severance and related charges associated with the reduction in force totaling $513 thousand. These charges will become payable during the third and fourth quarters of 2002, with the majority due in the third quarter of 2002.

     The following table depicts the activity for the restructuring program as of June 30, 2002:

	Accrued			Accrued
	Balance at			Balance at
	March 31,	Total	Cash	June 30,
	2002	Charges	Payments	2002

Severance and related charges	$—	$513	$—	$513

NOTE 7: RELATED PARTY

     On November 9, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement and a Development and License Agreement with General Motors Corporation through its OnStar Corporation subsidiary for total consideration in the amount of $20.0 million. Approximately $13.8 million of that sum has been allocated to purchase of the Company’s Series G Preferred Stock and associated warrants, and the balance, approximately $6.2 million, has been allocated to development services and license rights provided to OnStar under the Development and License Agreement. The allocation was based on the relative fair values of the preferred stock and the warrants issued in connection with the transaction, and the Development and License Agreement. The fair value of the preferred stock was calculated by reference to the number of common shares into which the preferred stock could be converted. The fair value of the warrants was calculated using an options pricing model with the following variables: term of 3 years; volatility of 104.3%; common stock price of $32.34 per share; a risk-free interest rate of 5.9%; and an exercise price of $23.576 per share. The fair value of the Development and License Agreement was calculated by applying a rate per hour to the number of hours then expected to complete the work as originally specified.

     The Company has entered into further development and service arrangements with OnStar including a Services Agreement that was entered into in May 2001, effective January 1, 2001, whereby the Company operates the Virtual Advisor service for OnStar, maintains compliance with designated service levels and provides second level support to OnStar. The Company also entered into a Services Addendum effective August 1, 2001, pursuant to which the Company provided a fixed level of effort to develop and implement enhancements to the Virtual Advisor service and to support and maintain the Virtual Advisor software. OnStar and the Company recently renewed the Services Addendum, effective August 1, 2002, pursuant to which the Company will supply a reduced level of effort to develop and support the Virtual Advisor Service. Under the new Services Addendum, the Company and OnStar will also work together to migrate the OnStar Virtual Advisor to the magicTalk Enterprise Platform, licensed to OnStar under the addendum. The Services Addendum also provides a source code license to OnStar for the Virtual Advisor middle layer.

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

     For the six-month periods ended June 30, 2002, and June 30, 2001, OnStar accounted for 78% and 91% of total revenue, respectively. This customer accounted for 90% and 95% of accounts receivable as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002 General Motors had the right to vote 6.5% of the voting stock of the Company and to elect one director to the Company’s board of directors.

NOTE 8: SUBSEQUENT EVENTS

     On July 15, 2002, the Company filed an amendment to its Certificate of Incorporation, effecting a one-for-fourteen reverse split of both its outstanding common and preferred stock. The Company’s Common Stock began trading under the split adjustment at the opening of the Nasdaq Stock Market on July 16, 2002. The amendment to the Company’s Certificate of Incorporation also reduces the number of authorized shares of the Company’s common stock from 200,000,000 to 50,000,000 and reduces the number of authorized shares of the Company’s preferred stock from 427,101 to 106,775.

     On July 29, 2002, the Company entered into a new Services Addendum with OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation, effective August 1, 2002, under which the Company and OnStar will work together to migrate the OnStar Virtual Advisor to the magicTalk Enterprise Platform and to support and enhance the OnStar Virtual Advisor service. The aggregate payments from OnStar to the Company for the license and services supplied under the addendum is approximately $2.4 million, which represents a reduction in gross revenue from the August 2001 OnStar Services Addendum of $2.7 million, or 53%, which is expected to be offset by the termination of 10 employees that had provided development services for OnStar under the August 2001 Services Addendum. The Company continues to host the OnStar Virtual Advisor service under a separate agreement effective through the end of this year.

     On August 2, 2002, the Company signed a non-binding term sheet with an institutional investor that specializes in investing in high risk companies (a “Potential Investor”), providing that the Potential Investor will invest $5,000,000 in exchange for preferred stock and warrants if and only if the Company is able to find additional investors that will invest an additional $5,000,000 in capital (the “Additional Investors”) in a $10,000,000 round. The term sheet provides that the preferred stock will be convertible into common stock at the market price of the Company’s common stock on the date of closing, will be convertible into common stock at any time or from time to time at the option of the holders thereof, and will have full ratchet anti-dilution protection in the event the Company sells common stock at a price below the conversion price. The term sheet further provides that each share of preferred stock will have one attached warrant per share of common stock equivalent. The warrants will have an exercise price equivalent to 125% of the conversion price per share, will be exercisable at any time or from time to time on or prior to the fifth anniversary of the “closing,” and will have broad based, weighted average anti-dilution protection in the event the Company sells common stock at a price below the warrant strike price. The Company has agreed to provide the Potential Investor with a so-called “most favored nations” clause, that provides that if the Additional Investors are able to obtain more favorable terms than those provided to the Potential Investor in the term sheet, then the Company will grant the Potential Investor the same terms achieved by the Additional Investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance and are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of Item 2 and elsewhere in this report on Form 10-Q, that could cause actual results to differ materially from historical results or those anticipated. In this report, words such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” “potential,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     General Magic, Inc. offers a suite of voice infrastructure software products to Global 2000 companies to enable the rapid creation of personality-rich voice access to new and existing Web-based enterprise applications. This product suite, known as magicTalk®, is comprised of the Voice Gateway and the Enterprise Platform.

     The magicTalk product suite is designed for use in building and deploying voice-enabled enterprise applications in the emerging voice self-service market. The Voice Gateway, first released in May 2001 (and now licensed from InterVoice-Brite, Inc.), integrates speech recognition, text-to-speech, media resources and telephony technologies with a VoiceXML interpreter to enable user-friendly telephone access to new and existing enterprise applications and information. The Enterprise Platform, first released in December 2001, is enterprise-class voice infrastructure software that allows Web and Java™ developers to create their own brand of voice applications that communicate to the end user through the magicTalk Voice Gateway. The Enterprise Platform includes prepackaged application design, system testing, debugging, deployment and management software.

     In addition to its magicTalk product suite, the Company offers support services. These services include product training, voice user interface design consulting, technical support and hosting. In addition, the Company offers its customers application development services, delivered directly to the customer or through professional services and consulting companies with whom it may partner.

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

     In 2001 the Company’s primary source of revenue was professional services and hosting revenue from OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation. Going forward, if the Company is successful in raising substantial additional capital to support its ongoing operations, then the Company expects to reduce its dependency on OnStar as it seeks new customers for its voice infrastructure software suite of products.

     The Company’s consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that the Company would have a continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. There is substantial risk, however, that this will not be the case. Since its inception, the Company has incurred significant losses, including a net loss of $5.5 million for the three-month period ended June 30, 2002. As of June 30, 2002, the Company had an accumulated deficit of $351.5 million. This, combined with its current cash position and the fact that the Company requires a cash infusion of at least $2 million to fund its continuing operations through December 31, 2002, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and there can be no assurance that it will be able to generate sufficient additional revenues or to raise sufficient additional cash to continue operations on an ongoing basis.

     If the Company is successful in obtaining an additional cash infusion adequate to support its ongoing operations through December 31, 2002, then the Company plans to continue to spend significant amounts to develop, enhance and maintain its voice infrastructure software products and services. As a result, the Company will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that the Company will be successful in its efforts to raise the required additional capital to continue its operations, to generate significant revenues, or to reach cash breakeven or profitability. If the Company is not successful in its capital raising efforts, or if the Company fails to consummate a strategic alternative, such as a merger, sale of assets or other comparable transaction, then the Company will be required to cease operations and its common stock will have no value.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     General Magic’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed below (See Risk Factors).

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

We have generated our revenues primarily through the following two sources: (a) service revenues; and (b) licensing revenues. Service revenues represent fees associated with the initial development of the OnStar Virtual Advisor, on-going development of new features and functionality for the OnStar Virtual Advisor, maintenance, hosting and support services for the OnStar Virtual Advisor, and subscription fees for the Portico service. Licensing revenues primarily represent revenue from license fees for our technologies.

The development fees for the OnStar Virtual Advisor are recognized under the percentage-of-completion method based on either the achievement and acceptance of milestones or the performance of services. Support, maintenance and hosting fees for the OnStar Virtual Advisor are recognized ratably over the period the service or maintenance is provided.

We generally recognize software license revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided we have vendor specific objective evidence of fair value for undelivered elements, if any, and the arrangement does not require significant customization of software, the fee is fixed or determinable and collectibility is considered probable. If the arrangement involves significant customization of software, the fees, excluding the portion attributable to maintenance, are recognized using the percentage-of-completion method based on either the achievement and acceptance of milestones or the performance of services. Revenue from associated maintenance contracts is recognized ratably over the term of the maintenance contract on a straight-line basis.

     Allowance for doubtful accounts

A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current credit-worthiness of each customer. We maintain allowances for doubtful accounts that may result from the inability of our clients to make required payments. For the six-month period ended June 30, 2002, accounts receivable from a single customer (a related party), OnStar Corporation, accounted for 90% of total accounts receivable. If the financial condition of OnStar were to deteriorate resulting in an impairment of its ability to make payments, we may make additional allowances thus increasing the expense for bad debt. Additionally, if future bad debts differ from our historical loss experience, additional bad debt expense will be recognized above our estimates.

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

RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2002, the Company recorded a net loss applicable to common stockholders of $5.5 million, which included the effect of a one-time non-recurring gain of $331 thousand in connection with the sale of the Company's equity in Conita Technologies, Inc. (“Conita”). Without giving effect to this one-time gain, the Company recorded a net loss applicable to common stockholders of $5.8 million for the three-month period ended June 30, 2002, or $0.64 per share, compared to a net loss of $7.8 million, or $1.57 per share, for the three-month period ended June 30, 2001. The net loss per share applicable to common stockholders for the three-month period ended June 30, 2002, included the net loss for the period and the Conita gain, while the net loss applicable to common stockholders for the three-month period ended June 30, 2001, included the net loss for the period and $82 thousand related to dividends on preferred stock.

     For the six-month period ended June 30, 2002, the Company recorded a net loss applicable to common stockholders of $10.7 million, which included the effect of a one-time non-recurring gain of $331 thousand in connection with the sale of the Company's equity in Conita. Without giving effect to this one-time gain, the Company recorded a net loss applicable to common stockholders of $11.1 million for the six-month period ended June 30, 2002, or $1.39 per share, compared to a net loss of $15.0 million, or $3.09 per share, for the six-month period ended June 30, 2001. The net loss per share applicable to common stockholders for the six-month period ended June 30, 2002, included the net loss for the period and the Conita gain, while the net loss applicable to common stockholders for the six-month period ended June 30, 2001, included the net loss for the period and $215 thousand related to dividends on preferred stock.

TOTAL REVENUE

     Total revenue for the three-month period ended June 30, 2002, was $2.1 million, compared to $1.0 million for the three-month period ended June 30, 2001. The increase in revenues for the three-month period ended June 30, 2002, compared to the same period ended June 30, 2001, was primarily due to an increase in related party service revenue and licensing and service revenue associated with the Company’s suite of voice infrastructure software products and supporting services. Service revenue — related party increased due to revenues resulting from development of new features and functionality for the OnStar Virtual Advisor service together with maintenance, hosting and support of the service. Licensing and Service revenues increased in the second quarter of 2002 as compared to the same period in 2001, as the Company continued to recognize initial revenues from the sale of its magicTalk product suite and supporting services. Service revenues for the three-month period ended June 30, 2001 included subscription fees for the Company's Portico service, which was discontinued in October 2001.

     Total revenue for the six-month period ended June 30, 2002, was $4.6 million, compared to $2.2 million for the six-month period ended June 30, 2001. The increase in revenues for the six-month period ended June 30, 2002, compared to the same period ended June 30, 2001, was primarily due to an increase in related party service revenue and licensing and service revenue associated with the Company’s suite of voice infrastructure software products and supporting services. Service revenue — related party increased due to revenues resulting from development of new features and functionality for the OnStar Virtual Advisor service together with maintenance, hosting and support of the service. Licensing and Service revenues increased in the first half of 2002 as compared to the same period in 2001, as the Company recognized initial revenues from the sale of its magicTalk product suite and supporting services. Service revenues for the six-month period ended June 30, 2001 included subscription fees for the Portico service, which was discontinued in October 2001. If the Company is successful in obtaining an additional cash infusion adequate to support its ongoing operations, the Company expects to recognize revenue resulting from the sale of its magicTalk voice infrastructure suite of products and supporting services through the end of the year. If the market for voice application services does not develop or if the Company is unable to capture a significant portion of that market, the Company’s revenues and results of operations will be materially adversely affected.

     For the three and six-month periods ended June 30, 2002, the Company derived approximately 85% and 78% respectively, of its total revenue from a single customer (a related party), OnStar Corporation, a subsidiary of General Motors Corporation. On July 29, 2002, OnStar and the Company renewed the Services Addendum, effective August 1, 2002, pursuant to which the Company will supply a reduced level of effort to support and enhance the Virtual Advisor service. Under the new Services Addendum, the Company and OnStar will also work together to migrate the OnStar Virtual Advisor to the magicTalk Enterprise Platform licensed to OnStar under the addendum. (See Note 8: Subsequent Events in the accompanying notes to the condensed consolidated financial statements.) OnStar is not contractually obligated to purchase further development services from the Company after the expiration of the Services Addendum on August 1, 2003, or to extend the network operations contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its network operations agreement with the Company on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term. There can be no assurance that we will continue to receive revenues from OnStar following expiration of the current agreements. For more information on the risks imposed by the Company’s reliance on a single major customer, please see “Risk Factors — We currently rely on a major customer (a related party) for a substantial portion of our revenues.”

COST OF SERVICE REVENUE — RELATED PARTY

     Cost of service revenue — related party for the three-month period ended June 30, 2002, was $895 thousand compared to $412 thousand for the three-month period ended June 30, 2001. The increase was primarily due to expenses associated with the development of new features and functionality for the OnStar Virtual Advisor service together with maintenance, hosting and support of the service.

     Cost of service revenue — related party for the six-month period ended June 30, 2002, was $1.8 million compared to $936 thousand for the six-month period ended June 30, 2001. The increase was primarily due to expenses associated with the development of new features and functionality for the OnStar Virtual Advisor service together with maintenance, hosting and support of the service.

COST OF SERVICE AND LICENSING REVENUE

     Cost of service revenue for the three-month period ended June 30, 2002, was $538 thousand and consists of direct and indirect costs associated with revenues from the Company’s magicTalk voice infrastructure suite of products and supporting services. These costs include professional services to design and develop voice applications, customer training, support and maintenance. There was no cost of service and licensing revenue for the three-month period ended June 30, 2001 other than those discussed in “Cost of Service Revenue — Related Party” above. The Company did not incur any cost of licensing revenue for the three-month period ended June 30, 2002 because there were no costs associated with third party license fees and related support and maintenance fees during the second quarter of 2002.

     Cost of service and licensing revenue for the six-month period ended June 30, 2002, was $1.3 million and $62 thousand respectively and consists of direct and indirect costs associated with revenues from the Company’s magicTalk voice infrastructure suite of products and supporting services. These costs include professional services to design and develop voice applications, customer training, support and maintenance, and third party license fees and the related support and maintenance. There was no cost of service and licensing revenue for the six-month period ended June 30, 2001 other than those discussed in “Cost of Service Revenue — Related Party” above.

NETWORK OPERATIONS

     Network operations expense for the three-month period ended June 30, 2002, was $589 thousand compared to $1.4 million for the three-month period ended June 30, 2001. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support, access costs associated with the telephony and data network, and royalties paid to software and content providers. The decrease was primarily due to continued general cost reduction efforts and a reduction in costs associated with the discontinuation of the discontinuation of the Company’s Portico service in October 2001.

     Network operations expense for the six-month period ended June 30, 2002 was $1.3 million compared to $2.9 million for the six-month period ended June 30, 2001. Network operations expense consists of personnel and related costs associated with running the network operations center and providing customer support, access costs associated with the telephony and data network, and royalties paid to software and content providers. The decrease was primarily due to general cost reduction efforts and a reduction in costs associated with the discontinuation of the Company’s Portico service in October 2001.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $1.7 million for each of the three-month periods ended June 30, 2002 and June 30, 2001. The expenses were flat year over year and consisted of costs associated with development efforts for enhancement of the Company’s magicTalk voice infrastructure suite of products.

     Research and development expense for the six-month period ended June 30, 2002, was $3.5 million, compared to $3.3 million for the six-month period ended June 30, 2001. The increase was primarily due to expenses associated with the addition of staff in support of development efforts for enhancement of the Company’s magicTalk voice infrastructure suite of products.

     If the Company is successful in its capital raising efforts, then the Company expects research and development expenses to increase modestly in 2002 as compared to 2001 as it continues to enhance its voice infrastructure software product suite.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the three-month period ended June 30, 2002, was $2.9 million, compared to $4.0 million for the three-month period ended June 30, 2001. The decrease in selling, general and administrative expense was primarily due to a reduction in general and administrative staff and elimination of the 2002 bonus program.

     Selling, general and administrative expense for the six-month period ended June 30, 2002, was $5.6 million, compared to $7.6 million for the six-month period ended June 30, 2001. The decrease in selling, general and administrative expense was primarily due to a reduction in general and administrative staff and elimination of the 2002 bonus program. These reductions were partially offset by increased spending on selling efforts for the Company’s voice infrastructure software and supporting services.

     If the Company is successful in its capital raising efforts, then the Company expects its selling, general and administrative expense to decrease in 2002 as compared to 2001 as a result of headcount reductions throughout 2002. (See — Restructuring Charges, below.)

RESTRUCTURING CHARGES

     During the second quarter of 2002, the Company initiated a restructuring program to lower its costs and to promote the focus of the Company's sales effort on its partnering strategy, which has resulted through the date hereof in the elimination of 26 positions held by General Magic employees and individual contractors, including as a direct result of the reduced level of effort under the OnStar Services Addendum effective August 1, 2002, 10 positions held by employees and contractors exclusively dedicated to OnStar development. (See Note 8: Subsequent Events in the accompanying notes to the condensed consolidated financial statements.) The restructuring included severance and related charges associated with the reduction in force totaling $513 thousand. These charges become payable during the third and fourth quarters of 2002, with the majority due in the third quarter of 2002. (See Note 6: Restructuring Charges in the accompanying notes to the condensed consolidated financial statements.)

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the three-month period ended June 30, 2002, was $737 thousand, compared to $1.4 million for the three-month period ended June 30, 2001. The decrease was primarily due to the write-off of goodwill in the third quarter of 2001 associated with the Company’s NeTalk acquisition and the end of the three-year depreciable life for many of the network operations center assets purchased in 1998. There was no significant increase in capital expenditures during the period.

     Depreciation and amortization expense for the six-month period ended June 30, 2002, was $1.6 million, compared to $2.8 million for the six-month period ended June 30, 2001. The decrease was primarily due to the write-off of goodwill in the third quarter of 2001 associated with the Company’s NeTalk acquisition, a reduction in equipment purchases for the network operations center in 2002 and the end of the three-year depreciable life for many of the network operations center assets purchased in 1998. There was no significant increase in capital expenditures during the period.

TOTAL OTHER INCOME (EXPENSE), NET

     Total other income (expense), net for the three-month period ended June 30, 2002 was $331 thousand, compared to $228 thousand for the three-month period ended June 30, 2001. Total other income (expense), net, for the three-month period ended June 30, 2002 included a $331 thousand payment that represented a partial recovery of the Company’s investment in Conita that was written off in fiscal 2000. (See Note 2: Consolidated Financial Statement Detail in the accompanying notes to the condensed consolidated financial statements.) Total other income (expense), net, for the three-month period ended June 30, 2001 consisted primarily of interest income and expense.

     Total other income (expense), net for the six-month period ended June 30, 2002 was $318 thousand, compared to $492 thousand for the six-month period ended June 30, 2001. Total other income (expense) net, for the six-month period ended June 30, 2002 included a $331 thousand payment that represented a partial recovery of the Company’s investment in Conita that was written off in fiscal 2000. (See Note 2: Consolidated Financial Statement Detail in the accompanying notes to the condensed consolidated financial statements.) Total other income (expense) net for the six-month period ended June 30, 2001 consisted primarily of interest income and expense. Interest income decreased during the six-month period ended June 30, 2002 as compared to the same period a year ago due primarily to the Company’s decreasing cash, cash equivalent and short-term investment balances and to declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since the date of our Annual Report on Form 10K, filed April 1, 2002, the Company has stated that its cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only into September 2002, although there can be no assurance in this regard. In order to continue operations beyond that date and through December 31, 2002, the Company would require an additional capital infusion. There is a significant and substantial risk that additional capital will not be available to the Company.

     For the three-month period ended June 30, 2002, the cash assets used by the Company averaged $1.8 million per month. The Company expects that its cash, cash equivalents and short-term investment balances of $6.5 million as of June 30, 2002, will be sufficient to fund operations only into September 2002, although there can be no assurance in this regard. If the Company is successful in raising sufficient additional capital to continue its ongoing operations, then the Company expects its monthly cash requirements will decrease moderately during the third quarter of 2002 to approximately $1.3 to $1.4 million. Accordingly, in order to continue operations through December 31, 2002, the Company would require an additional capital infusion of at least $2 million. If the Company is not successful in its capital raising efforts, and if the Company fails to consummate a strategic alternative, then the Company will cease operations.

     To facilitate its capital raising efforts, the Company has engaged HPC Capital Management and Halpern Capital, Inc. There can be no assurance that the Company’s efforts to raise additional capital will be successful or that if successful it will be able to raise additional capital to support the Company’s continuing operations through cash breakeven and profitability. If adequate funds are not available to satisfy its short-term or long-term capital requirements, and if the Company fails to consummate an alternative strategic transaction, such as a merger, sale of assets or other comparable transaction, the Company will be required to cease operations. In the event the Company does raise additional equity financing, further dilution to its stockholders will result which, taken together with any preferential rights granted to any new investors in the Company’s securities, may cause the Company’s common stock to have little or no value.

     On November 7, 2001, the Company entered into a non-exclusive financial consulting agreement with HPC Capital Management (formerly known as Hyperion Partners Corp.) (“HPC”), pursuant to which HPC agreed to assist the Company in the offering of shares of its common stock to institutional investors who may wish to purchase its common stock from time to time on specific terms to be negotiated between the Company and such institutional investors. This engagement was renewed on May 30, 2002. As of June 30, 2002, the Company had raised approximately $8.1 million pursuant to this arrangement.

     On November 21, 2001, the Company entered into a similar non-exclusive financial consulting agreement with Atlas Capital Services, LLC (“Atlas”). This engagement expired on May 21, 2002 but a fee equal to 4% of the transaction amount will be payable to Atlas if the Company concludes a transaction prior to November 21, 2002, with an investor introduced to the Company by Atlas prior to May 21, 2002. Prior to May 21, 2002, the Company had raised approximately $3.6 million pursuant to this arrangement.

     On February 18, 2002, the Company entered into a similar non-exclusive financial consulting agreement with Occidental Solutions, Inc. (“Occidental”). This engagement expired on May 11, 2002, but was extended by the parties through June 20, 2002. If the Company concludes a transaction prior to December 20, 2002 with an investor introduced by Occidental prior to June 20, 2002, a fee equal to 3% of the transaction will be payable to Occidental by the Company. The Company did not raise any capital pursuant to this arrangement.

     On August 8, 2002, the Company entered into a non-exclusive financial consulting agreement with Halpern Capital, Inc. (“Halpern”), pursuant to which Halpern agreed to assist the Company in the offering of shares of its common stock to institutional investors who may wish to purchase its common stock from time to time on specific terms to be negotiated between the Company and such institutional investors.

     HPC and Halpern are not committed to purchase any of the Company’s securities, regardless of whether they do or do not successfully identify others that are interested in purchasing or that do in fact purchase the Company’s securities. The Company, in turn, is not obligated to sell any of its securities to any prospective purchaser successfully identified by HPC or Halpern.

     In consideration of the services to be rendered by such placement agents in connection with these arrangements, the Company has agreed to pay cash fees, payable upon the closing of the sale of any of the Company’s securities arranged by such agents, ranging from 2% to 5% of the amount that the Company procures at such closing. In addition, the Company has agreed to provide warrant or issuance of stock coverage of up to 5% of the amount of securities offered by the Company in a financing arranged by such placement agents.

     On August 2, 2002, the Company signed a non-binding term sheet with an institutional investor (a “Potential Investor”), providing that the Potential Investor will invest $5,000,000 in exchange for preferred stock and warrants if the Company is able to identify additional investors that will invest an additional $5,000,000 in capital (the “Additional Investors”) in a $10,000,000 round. (For more information on the terms of this offering, please see Note 8: Subsequent Events in the accompanying condensed consolidated financial statements.) Potential investors in our securities should consider the risk that, even if we are successful in completing a placement of our securities, further dilution to the Company’s stockholders will result, and together with any preferential rights granted to any new investors in the Company’s securities, may cause the Company’s stock to have little or no value.

     The Company has also engaged Houlihan Lokey Howard & Zukin (“Houlihan”) as its financial advisor to explore strategic alternatives for the Company, which might include a merger, asset sale, or another comparable transaction or financial restructuring. In consideration of the services to be rendered by Houlihan, the Company has agreed to pay Houlihan, in addition to a cash retainer fee, an interim cash fee upon the signing of any letter of intent or similar expression of intent with respect to a strategic alternative, and a cash fairness opinion fee, and the greater of (1) 3.0% of the transaction value of any strategic alternative up to $40,000,000 plus 5.0% of any portion of the transaction value greater than $40,000,000; or (2) $1,000,000.

     On March 11, 2002, the Company notified holders of the Company’s Series H preferred stock that it was exercising its right to require the conversion of all of the then outstanding shares of Series H preferred stock into shares of the Company’s common stock. On March 25, 2002, all of the then outstanding shares of Series H preferred stock (41 shares) were converted into 72,071 shares of the Company’s common stock. Currently, there are no shares of Series H preferred stock outstanding.

     On March 27, 2002, the Company concluded a private financing transaction with a group of institutional investors to provide $7.0 million in cash to the Company, less offering expenses, from the sale of 2,380,952 shares of the Company’s common stock pursuant to its “shelf” registration statement (File No. 333-66126) which was declared effective by the Securities and Exchange Commission on November 27, 2001. The common stock was sold for a purchase price per share equal to 80% of the average of the closing bid prices of the Company’s common stock on The Nasdaq National Market during the five trading days prior to March 25, 2002, or $2.94 per share.

     On July 15, 2002, the Company filed an amendment to its Certificate of Incorporation, effecting a one-for-fourteen reverse split of its outstanding common stock. The Company’s Common Stock began trading under the split adjustment at the opening of The Nasdaq Stock Market on July 16, 2002. The amendment to the Company’s Certificate of Incorporation also reduces the number of authorized shares of the Company’s common stock from 200,000,000 to 50,000,000 and reduces the number of authorized shares of the Company’s preferred stock from 427,101 to 106,775.

     As of June 30, 2002, the Company has liabilities totaling $3,573,000, including 5% Secured Notes Due April 15, 2003 in the aggregate original principal amount of $1,250,000 (the “Notes”), payable quarterly (July 15, 2002 (12%), October 15, 2002 (12%), January 15, 2003 (24%) and April 15, 2003 (28%)). In addition, the Company is liable for repayment to OKI Electric Industry Co., Ltd. of prepaid royalties of $2 million, together with interest as of June 30, 2002, totaling $623,000, due December 31, 2003.

RISK FACTORS

     In this section we summarize certain risks regarding our business and industry. Readers should carefully consider the following risk factors in conjunction with the other information included in this report on Form 10-Q.

RISKS ASSOCIATED WITH THE POSSIBILITY THAT
WE WILL HAVE INADEQUATE CAPITAL TO SUSTAIN OUR ONGOING OPERATIONS

We will cease operations unless we are successful in obtaining additional capital or in pursuing strategic alternatives.

     Our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs into September 2002 although there can be no assurance in this regard. In order to continue operations beyond that date and through December 31, 2002, we would require an additional capital infusion of at least $2 million. There is a significant and substantial risk that sufficient additional capital will not be available to us. We have engaged a financial advisor to explore strategic alternatives for us, which may include a merger, asset sale, or another comparable transaction, and we have engaged two placement agents to assist us in raising additional capital through a private placement of our common stock. If we are unsuccessful in completing a strategic transaction or private placement, we will be required to cease operations, and our common stock will have no value.

If we liquidate our business or are deemed to have liquidated our business, then our creditors and preferred stockholders are entitled to receive the assets of the Company prior to our common stockholders.

     If we cease operations and liquidate our business, our creditors and preferred stockholders are entitled to receive the assets of the Company prior to our common stockholders. Upon the liquidation of our Company, we would be required to first pay our senior secured debtholder (for more information on our senior secured notes, please see “Risks Related To Our Senior Secured Notes” below), then to our trade creditors, and then to our preferred stockholders, prior to the payment of any sums to our common stockholders. As of June 30, 2002, the principal outstanding balance on our senior secured notes was $950 thousand and the holders of our preferred stock had a liquidation preference of approximately $15 million. In addition, we will be required to pay the same preferential amounts to our senior secured debtholder and preferred stockholders prior to the payment of any sums to our common stockholders if we are deemed to have liquidated our business, even if we continue our operations. We may be deemed to have liquidated our business upon the consummation of certain strategic transactions, such as a merger or asset sale. Hence, potential investors in our securities should consider the risk that if we liquidate our company, or if we are successful in completing a merger or asset sale and are thereby deemed to have liquidated our company, our common stock may nonetheless have little or no value.

Our common stock will likely be delisted from The Nasdaq Stock Market.

     We no longer meet the $2.5 million stockholders' equity requirement for the continued listing of our common stock on The Nasdaq SmallCap Market. Nasdaq does not provide a cure period for this deficiency. Hence, we expect that our common stock will be delisted from that market in the near future, subject to an elective appeals process. In that event, trading in shares of our common stock would decrease substantially, and the market price of our common stock would decline further. See also Risk Factors—If our securities are delisted from The Nasdaq Stock Market, they will be treated as “Penny Stocks.”

     In addition, the delisting of our common stock may significantly and substantially hinder our capital raising efforts and further result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock.

If our securities are delisted from The Nasdaq Stock Market, they will be treated as “Penny Stocks,” which would further reduce the liquidity in our common stock and make it more difficult for investors to sell their shares.

     If our common stock is delisted from The Nasdaq Stock Market, it would become subject to the SEC’s “Penny Stock” rules. “Penny stocks” generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks that require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock and must disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it more difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

Any future sales of our common stock, including through our arrangements with HPC, Halpern, or otherwise could result in dilution to our common stockholders and result in a decrease in our stock price.

     We are currently seeking to raise substantial additional capital through the sale of our securities pursuant to our non-exclusive agreements with HPC and Halpern. These placement agents have each agreed to assist us in offering shares of our common stock to certain institutional investors to be identified by them. We may also seek to raise additional capital otherwise than through our arrangements with these financial advisors. The holders of our common stock could experience substantial dilution when we raise additional capital pursuant to these arrangements or otherwise. In addition, as we raise additional capital through the sale of equity securities, the price of our common stock in the market may decrease, as we may be required to place these additional shares at a discount to market, given current market conditions.

As a result of questions concerning our status as a going concern, our customers and vendors may decide not to do business with us.

     Due to concerns regarding our ability to continue operations, customers, partners and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease and our business would suffer significantly.

RISKS RELATED TO OUR
SERIES G PREFERRED STOCK

The holder of our Series G Preferred Stock is entitled to receive the first $15.0 million obtained by us in certain mergers and asset sales.

     The holder of our Series G Preferred Stock has a liquidation preference of approximately $15.0 million, that must be paid to it upon the consummation of (1) any consolidation or merger of our Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization, own less than a majority of the Company’s voting power immediately after such consolidation, merger or reorganization, or (2) a sale of all or substantially all of the assets of the Company. We do not anticipate that a merger or asset sale will be consummated in the near term for a value that is higher than this liquidation preference. Hence, potential investors in our securities should consider the risk that, even if we are successful in completing a merger or asset sale as described above, our common stock would have little or no value.

Conversion of our Series G preferred stock and the sale of the resulting conversion shares would dilute current stockholders and could result in a decrease in our stock price.

     As of June 30, 2002, our outstanding Series G preferred stock (the last remaining outstanding series of our preferred stock as of that date) was convertible into approximately 636,240 shares of our common stock. The holder of our Series G preferred stock has the right to convert its preferred shares into shares of our common stock at any time. The holders of our common stock would experience substantial dilution to their investment upon conversion of the Series G preferred shares. In addition, the influx of the shares of common stock issuable upon conversion of the preferred shares into the market could serve to drive down our stock price.

     In addition, our board of directors may authorize the issuance of up to 106,775 additional shares of preferred stock that are convertible into common stock and the sale of additional shares of common stock or other equity securities that are convertible into common stock without any action by our stockholders. The issuance and conversion of any such preferred stock or equity securities would further dilute the percentage ownership of our stockholders.

RISKS RELATED TO OUR SENIOR SECURED NOTES

Leverage may impair our financial condition.

     In connection with the conversion of our Series D and Series F preferred stock, effective October 15, 2001, we issued 5% Secured Notes Due April 15, 2003 in the aggregate original principal amount of $1,250,000 (the “Notes”) to certain holders of our Series D and Series F preferred stock as an inducement to convert their preferred stock. Such Series D and Series F holders also exchanged 34,358 shares of common stock and all warrants to purchase shares of our common stock held by such investors that were issued in connection with the issuance of our Series B Convertible Preferred Stock, Series D Convertible Preferred Stock and Series H Convertible Preferred Stock (representing 72,412 shares). The Notes are secured by all of the assets of General Magic.

     As of June 30, 2002, our total debt (reflected by the Notes) is $950 thousand. We are also liable for repayment of unapplied prepaid royalties of $2 million, together with interest, on or before December 31, 2003 to OKI Electric Industry Co., Ltd. under a 1994 license of our legacy Magic Cap technology. Our debt, long-term liabilities and any potential added debt could have important consequences to our equity holders, including:

•	limiting our ability to obtain future financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; and

•	requiring a portion of our cash flow from operations or sale of assets for the payment of interest and principal on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, general corporate requirements and capital distributions to shareholders.

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

ADDITIONAL RISKS

We currently rely on a major customer (a related party) for a substantial portion of our revenues. As a result, our inability to secure additional significant customers during a given period or the loss of our major customer could cause our quarterly results of operation to suffer significantly.

     In the three-month period ended June 30, 2002, we derived approximately 85% of our total revenues from a single customer (a related party), OnStar Corporation, a wholly-owned subsidiary of General Motors Corporation. On July 29, 2002, OnStar and the Company renewed the Services Addendum, effective August 1, 2002, pursuant to which the Company will supply a reduced level of effort to support and enhance the Virtual Advisor service. Under the new Services Addendum, the Company and OnStar will also work together to migrate the OnStar Virtual Advisor to the magicTalk Enterprise Platform, licensed to OnStar under the addendum. OnStar is not contractually obligated to purchase further development services from us after the expiration of this Services Addendum on August 1, 2003, or to extend the network operations contract at the expiration of its current term in December 2002. In addition, OnStar may terminate its network operations agreement with us on sixty (60) days written notice and payment of a termination fee in an amount equal to the then current monthly rate for each month remaining in the term.

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

     Our business model for voice infrastructure software products and supporting services depends on generation of revenue from licensing of our magicTalk Voice Gateway and of the magicTalk Enterprise Platform suite of voice infrastructure software products and supporting services. Our success in generating these revenues depends on our ability to establish and maintain relationships with our existing customers, and with other organizations that engage in high-volume customer, vendor and employee interactions, such as companies that have deployed interactive voice response systems, customer relationship management, supply chain management, sales force automation and enterprise resource planning applications, and with partners that currently provide technology solutions to these businesses. Competition for relationships with companies such as these is extremely intense. Should any partner upon who we depend for indirect sales of our products and services fail for any reason to meet their sales goals, our business could be harmed. Our increasing dependence on the indirect sales channel makes it difficult to forecast quarterly operating results, which could cause our stock price to be volatile or to decline.

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

Failure to improve our infrastructure may adversely affect our business.

     We must continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission regulations in 2002 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. Failure to implement and maintain appropriate operational, financial and management information systems, procedures and controls could have a material adverse effect on our business, results of operations and financial condition.

Intense competition in the market for voice infrastructure software products and services could prevent us from achieving or sustaining profitability.

     The market for voice infrastructure software products and services is intensely competitive. A number of companies have developed, or are expected to develop, voice application technologies, products or services that compete with ours. Competitors in the voice application and platform technologies markets include companies that offer hosted or customer premises equipment-based voice-activated solutions, such as Avaya Inc., Comverse Technology, Inc., Edify Corporation, International Business Machines Corporation, Nortel Networks Corp. and Syntellect Inc.; speech recognition vendors, such as AT&T Corp., International Business Machines Corporation, Nuance Communications Inc. and SpeechWorks International, Inc., to the extent that they engage in or support the development of voice applications; value-added resellers of speech recognition technology, such as NetByTel.com, Inc. and Shoptalk Networks, Inc.; companies that offer voice platform technologies and tools, such as Audium Corporation, Genesys Telecommunication Laboratories, Inc., Nuance Communications Inc. and VoiceGenie Technologies, Inc.; and companies in the voice portal category, such as BeVocal, Inc., HeyAnita Inc., and Tellme Networks Inc. Software developers such as Microsoft Corporation and Oracle Corp., or telecommunications companies such as AT&T Corp. and Sprint Communications Company, L.P., may extend their offerings to provide the capabilities of the magicTalk Enterprise Platform voice infrastructure software product suite. Many of these companies have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

Technology changes rapidly in our market, and our future success will depend on our ability to meet the needs of our customers.

     The market for voice infrastructure software products and services is characterized by rapid technological change, changing customer needs, new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render our voice infrastructure software products and services obsolete and unmarketable.

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

     We hold nineteen patents issued by the United States Patent and Trademark Office (“PTO”) and certain counterpart potents in foreign jurisdictions. We have sixteen patent applications pending before the PTO, as well as selected counterpart patent applications pending in foreign jurisdictions. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products or services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we expect to license our products internationally, and the laws of some foreign countries would not protect our proprietary rights to the same extent as do the laws of the United States.

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

The failure or unavailability of third-party technologies and related services could limit our ability to generate revenues.

     We have incorporated technology developed by third parties in certain of the products and services offered to our customers, including the following:

•	voice gateway software and hardware;

•	personalization software;

•	email servers;

•	voice recognition software;

•	text-to-speech software; and

•	network operations center servers, routers and other equipment.

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

     California continues to experience an energy crisis that in the future could disrupt our business operations, in particular the services provided by our network operations center, and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has, on some occasions implemented, and might in the future implement rolling blackouts throughout California. We currently have a backup generator to maintain power to our network operations center, and maintain sufficient fuel on-site to run the generator for a number of hours, with arrangements from a supplier to provide additional fuel as needed. We have no other alternate source of power, and our current insurance may not provide adequate coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt power supply to our network operations center, and our backup generator fails to operate properly, or we are unable to contract for needed fuel, we may experience interruptions in the services hosted in our network operations center, which could substantially impair our ability to operate our business. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Security problems in our voice applications or in our voice infrastructure software products or services would likely result in significant liability and reduced revenues.

     Security vulnerabilities and weaknesses may be discovered in our voice applications or in our voice infrastructure software products or services, in the licensed technology incorporated in our products or services, in our network operations center hosting environment, or in the media by which end users access our products or services. Any such security problems may require us to expend significant capital and other resources to alleviate the problems. In addition, these problems could result in the loss or misuse of personal information, and may limit the number of customers or subscribers for our products or services. A decrease in the number of customers could lead to decreased revenues. These problems may also cause interruptions or delays in the development of enhancements to our products and services and may result in lawsuits against us.

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

     Complex software products such as ours may contain errors, defects and bugs. With the planned release of any product, we may discover these errors, defects and bugs, and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors or bugs may be technologically unfeasible. Delivery of products with undetected production defects or reliability, quality or compatibility problems could damage our reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers. We could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects or bugs could bring claims against us. Although our contracts typically contain provisions designed to limit our exposure to liability claims, a claim brought against us, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of the limitation of liability, disclaimer of warranty or other protective provisions contained in our contracts.

A claim for damages could materially and adversely affect our financial condition and results of operation.

     We may be subject to claims for damages related to system errors and other defects in the services we host for our customers. Agreements with end users of these services typically contain provisions designed to limit exposure to potential product liability claims. However, these provisions may not be sufficient to protect us from liability. Moreover, a claim brought against us, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. We currently have liability insurance to protect against certain risks associated with system errors and other defects in services we host for our customers. However, we cannot guarantee that such insurance will be sufficient.

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

     The market price of our common stock has been extremely volatile. From January 1, 2000 to July 15, 2002, the closing price of our common stock has varied significantly from a high of $242.34 to a low of $0.98 per share. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, shortfalls in our revenue or net income, conversions of preferred stock into common stock, delays in development of our products or services, disruptions in our services, or announcements of partnerships, technological innovations or new products or services by our competitors could have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging and technology companies, such as ours. Such price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. These broad market fluctuations may adversely affect your ability to sell your shares at a price equal to or above the price you purchased them.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the Company’s investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of its investment portfolio.

Part II: Other Information

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For a description of the one-for-fourteen reverse split of the Company’s outstanding common stock and a reduction of our authorized common stock from 200,000,000 to 50,000,000 shares, see Part I, Item 1, Note 1: Basis of Presentation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of General Magic, Inc. was held on June 28, 2002.

A proposal to elect the following directors to hold office until the 2003 Annual Meeting and until their successors are elected and qualified was approved by the stockholders. The proposal received the following votes:

	Number of Votes For	Authority Withheld

Nominees: Common Stock Directors
Elizabeth A. Fetter	118,613,928	2,915,258
Philip D. Knell	118,641,408	2,887,778
Kathleen M. Layton	118,361,817	3,167,369
Tom D. Seip	118,336,549	3,192,637
Susan G. Swenson	118,577,035	2,952,151
Nominees: Series G. Director:
J. Donovan Butler	8,907,363	0

A proposal to approve an amendment to the Company’s Certificate of Incorporation which shall effect, upon filing, a reverse split of the Company’s outstanding common stock at a ratio of not less than one-for-eight and not more than one-for-fourteen and change the number of authorized shares of common stock from 200,000,000 shares to 50,000,000 and authorize the board to file such an amendment in its discretion at any time before the 2002 annual meeting of stockholders was adopted with the following votes:

For: Against: Abstain:	115,584,922 5,215,237 229,027

A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002 was adopted with the following votes:

For: Against: Abstain:	119,689,309 1,341,339 498,538

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with this report

EXHIBIT
NUMBER	DESCRIPTION

None.

     (b)  The following reports on Form 8-K were filed during this quarter:

     (i)  A report on Form 8-K was filed on April 25, 2002 to report under Item 5, Other Events, the Company’s operating results for the first quarter of 2002 and additional information regarding the Company’s operations.

     (ii)  A report on Form 8-K was filed on May 14, 2002 to announce that the Company had received approval from The Nasdaq Stock Market to transfer its listing from the Nasdaq National Market to the Nasdaq SmallCap Market, effective at the opening of business on May 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2002		/s/ KATHLEEN M. LAYTON

	Name:	Kathleen M. Layton
	Title:	President and Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2002		/s/ DAVID H. RUSSIAN

	Name:	David H. Russian
Chief Financial Officer (Principal Financial and Accounting Officer)